Form 10QSB
period 2007-03-31
China Opportunity Acquisition Corp.
filed 2007-05-11
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                          to

Commission File Number 000-52355

China Opportunity Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-5331360
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Tice Blvd., Woodcliff Lake, New Jersey 07677
(Address of Principal Executive Office)

201-930-9202
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No

As of May 11, 2007, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes    No

1

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$550,925	$26,699
Cash held in trust	39,734,519	—
Prepaid expenses	9,018	—
Total current assets	40,294,462	26,699
Deferred offering costs	—	142,707
Total assets	$40,294,462	$169,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$107,768	$21,000
Deferred underwriters’ fees	414,000	—
Note payable to stockholder	—	125,000
Total current liabilities	521,768	146,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	15,893,626	—
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 8,400,000 shares (which includes 2,753,100 shares subject to possible redemption) and 1,500,000 shares at March 31, 2007 and December 31, 2006, respectively	840	150
Additional paid-in capital	23,880,686	24,850
Deficit accumulated during the development stage	(2,458)	(1,594)
Total stockholders’ equity	23,879,068	23,406
Total liabilities and stockholders’ equity	$40,294,462	$169,406

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Operations

	Three Months Ended March 31, 2007	Period from August 7, 2006 (inception) to March 31, 2007
Formation costs	$—	$1,594
Trustee fees	4,290	4,290
Management fees	2,903	2,903
State franchise taxes	10,763	10,763
Travel and entertainment expenses	189	189
Miscellaneous expenses	237	237
Operating loss	(18,382)	(19,976)
Interest income	17,518	17,518
Net loss	$(864)	$(2,458)
Weighted average shares of common stock outstanding	1,930,000
Basic and diluted loss per share of outstanding common stock	$.00

See accompanying notes to condensed financial statements

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net loss for the period ended December 31, 2006	—	—	—	(1,594)	(1,594)
Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406
Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052
Proceeds from issuance of underwriters’ option	—	—	100	—	100
Proceeds subject to possible redemption of 2,759,310 shares	—	—	(15,893,626)	—	(15,893,626)
Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000
Net loss for the period ended March 31, 2007 (unaudited)	—	—	—	(864)	(864)
Balance March 31, 2007 (unaudited)	8,400,000	$840	$23,880,686	$(2,458)	$23,879,068

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Cash Flows

	Three Months Ended March 31, 2007	Period from August 7, 2006 (inception) to March 31, 2007
Cash flow from operating activities
Net loss	$(864)	$(2,458)
Interest income earned on funds held in trust	(17,518)	(17,518)
Increase in prepaid expenses	(9,018)	(9,018)
Increase in accrued expenses	11,268	11,268
Net cash used by operating activities	(16,132)	(17,726)
Cash flows from investing activities
Payments to trust account	(42,760,000)	(42,760,000)
Withdrawals from trust account	3,043,000	3,043,000
Net cash used by investing activities	(39,717,000)	(39,717,000)
Cash flows from financing activities
Gross proceeds from public offering	41,400,000	41,400,000
Proceeds from underwriters’ purchase option	100	100
Repayment of note payable, stockholder	(125,000)	(125,000)
Proceeds from note payable, stockholder	—	125,000
Proceeds from sale of common shares	—	25,000
Proceeds from issuance of warrants	1,360,000	1,360,000
Payment of costs of public offering	(2,377,742)	(2,499,449)
Net cash provided by financing activities	40,257,358	40,285,651
Net increase in cash	524,226	550,925
Cash at beginning of period	26,699	—
Cash at end of period	$550,925	$550,925
Supplemental schedule of non-cash financing activity:
Increase in accrual of offering costs	$75,500	$96,500
Reclass deferred offering cost to additional paid-in capital	142,707	—
Deferred underwriters’ fees	414,000	414,000
Total	$632,207	$510,500

See accompanying notes to condensed financial statements

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

1.    Organization and Business Operations

China Opportunity Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on August 7, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and cash flows for the three month period ended March 31, 2007 and for the period from August 7, 2006 (inception) through March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus, dated March 20, 2007, which was filed with the Securities and Exchange Commission on March 21, 2007.

All activity from August 7, 2006 (inception) through March 26, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective March 20, 2007. The Company consummated the offering on March 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $39,717,000 of the net proceeds was deposited in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements  — (Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest income earned (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until March 20, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at March 31, 2007 is comprised of the Merrill Lynch Institutional Tax Exempt Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 13,800,000 warrants issued in connection with the public offering, 2,266,667 warrants issued in connection with the private placement and the 600,000 units included in the underwriter’s purchase options has not been considered in diluted loss per share calculations since the effect of such warrants would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements  — (Continued)

that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.    Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (‘‘Units’’) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or March 20, 2008 and expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (‘‘Representative’’), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (‘‘Option’’), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative was estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

3.    Note Payable, Stockholder

The Company issued an unsecured promissory note in aggregate amount of $125,000 to an officer. The note was non-interest bearing and was repaid from the net proceeds of the Offering.

4.    Commitment

The Company occupies office space provided by an affiliate of the Company’s chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements  — (Continued)

Pursuant to letter agreements dated as of August 15, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s directors and certain special advisors and their members purchased 2,266,667 Warrants (‘‘Insider Warrants’’) at $0.60 per Warrant (for an aggregate purchase price of $1,360,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants purchased by such purchasers are identical to the Warrants underlying the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants will not be redeemable by the Company so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Company’s Chairman of the Board and Chief Executive Officer has entered into an agreement with the Representative which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $3 million of the Company’s common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved. The Company’s Chairman of the Board and Chief Executive Officer has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after the Company has completed the Business Combination. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price equal to the per share amount held in the Company’s trust account as reported in such Form 8-K and will be made by the Representative or another broker dealer mutually agreed upon by between the parties in such amounts and at such times as the Representative or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Representative will be engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

5.    Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements  — (Continued)

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this Quarterly Report filed on Form 10-QSB and the Company’s audited financial statements and footnotes thereto for the period from inception (August 7, 2006) to December 31, 2006 included in the Company’s final prospectus, dated March 20, 2007, filed with the Securities and Exchange Commission on March 21, 2007.

We were formed on August 7, 2006 to serve as a vehicle to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended March 31, 2007, we had a net loss of $ (864) derived from interest income of $17,518 offset by $10,763 in state franchise taxes, $4,290 for Trustee and transfer agent fees, $2,903 for management fees, $189 for travel expenses and $ 237 for other operating expenses.

For the period from August 7, 2006 (inception) to March 31, 2007, we had a net loss of $ 2,458 derived from interest income of $17,518 offset by $10,763 in state franchise taxes, $ 1,594 in formation costs, $ 189 for travel and other expenses, $ 4,290 for trustee and transfer agent fees, $ 2,903 for management fees and $ 237 for other operating expenses.

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of warrants and the sale of the purchase option to the underwriters) were $42,760,100. We paid a total of $ 2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $577,948 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering was approximately $38,389,362, of which $38,357,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,717,000 held in trust (or approximately $ 5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through March 20, 2009, assuming that a business combination is not consummated during that time. In accordance with the prospectus, on March 20, 2008, we will be able to have released to us up to $250,000 of interest earned on the funds in the trust account, to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From March 20, 2007 through March 20, 2009, we anticipate approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Edelson Technology Inc. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors and $170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $55,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on March 20, 2007 and ending upon the acquisition of a target business, we began incurring a fee from Edelson Technology Inc., an affiliate of Harry Edelson, our chairman of the board and chief executive officer, of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, on August 9, 2006, Harry Edelson advanced an aggregate of $125,000 to us for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2007, we consummated our initial public offering of 6,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 29, 2007, we closed on an additional 900,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 2,266,667 warrants at $0.60 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,360,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-137716). The Securities and Exchange Commission declared the registration statement effective on March 20, 2007.

We paid a total of $ 2,018,000 in underwriting discounts and commissions, and approximately $577,948 has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,389,362, of which $38,357,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $39,717,000 (or approximately $ 5.76 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:    EXHIBITS

(a)    Exhibits:

31.1 — Section 302 Certification by CEO

31.2 — Section 302 Certification by CFO

32.1 — Section 906 Certification by CEO

32.2 — Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA OPPORTUNITY ACQUISITION CORP.

Dated: May 11, 2007

/s/ Harry Edelson
Harry Edelson Chairman of the Board and Chief Executive Officer
/s/ Barry Shereck
Barry Shereck Chief Financial Officer