Form 10QSB
period 2007-06-30
China Opportunity Acquisition Corp.
filed 2007-08-06
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes     No

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$348,023	$26,699
Cash held in trust	40,090,215	—
Prepaid expenses	41,352	—
Total current assets	40,479,590	26,699
Deferred offering costs	—	142,707
Total assets	$40,479,590	$169,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and Accrued expenses	$26,013	$21,000
Deferred underwriters’ fees	414,000	—
Note payable to stockholder	—	125,000
Total current liabilities	440,013	146,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,032,077	—
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 8,400,000 shares (which includes 2,759,310 shares subject to possible redemption) and 1,500,000 shares at December 31, 2006	840	150
Additional paid-in capital	23,742,235	24,850
Retained earnings (deficit) accumulated during the development Stage	264,425	(1,594)
Total stockholders’ equity	24,007,500	23,406
Total liabilities and stockholders’ equity	$40,479,590	$169,406

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Income

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Period from August 7, 2006 (inception) to June 30, 2007
Formation costs	$—	$—	$1,594
Trustee fees	8,437	12,727	12,727
Management fees	22,500	25,403	25,403
State franchise taxes	9,684	20,447	20,447
Travel and entertainment expenses	27,637	27,826	27,826
Professional fees	12,057	12,057	12,057
Directors and officers insurance	8,672	8,672	8,672
Miscellaneous expenses	984	1,221	1,221
Operating loss	(89,971)	(108,353)	(109,947)
Dividend and interest income	356,854	374,372	374,372
Net income	$266,883	$266,019	$264,425
Weighted average shares of common stock outstanding	8,400,000	5,182,873
Basic and diluted earnings per share of outstanding common stock	$.03	$.05

See accompanying notes to condensed financial statements

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained earnings (deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net Loss for the period ended December 31, 2006	—	—	—	(1,594)	(1,594)
Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406
Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052
Proceeds from issuance of underwriters’ option	—	—	100	—	100
Proceeds subject to possible redemption of 2,759,310 shares	—	—	(16,032,077)	—	(16,032,077)
Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000
Net income for the period ended June 30, 2007 (unaudited)	—	—	—	266,019	266,019
Balance, June 30, 2007 (unaudited)	8,400,000	$840	$23,742,235	$264,425	$24,007,500

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Cash Flows

	Six Months Ended June 30, 2007	Period from August 7, 2006 (inception) to June 30, 2007
Cash flow from operating activities
Net income	$266,019	$264,425
Dividend income earned on funds held in trust	(373,215)	(373,215)
Increase in prepaid expenses	(41,352)	(41,352)
Increase in accounts payable and accrued expenses	22,732	22,732
Net cash used by operating activities	(125,816)	(127,410)
Cash flows from investing activities
Payments to trust account	(42,760,000)	(42,760,000)
Withdrawals from trust account	3,043,000	3,043,000
Net cash used by investing activities	(39,717,000)	(39,717,000)
Cash flows from financing activities
Gross proceeds from public offering	41,400,000	41,400,000
Proceeds from underwriters’ purchase option	100	100
Repayment of note payable, stockholder	(125,000)	(125,000)
Proceeds from note payable, stockholder	—	125,000
Proceeds from sale of common shares	—	25,000
Proceeds from issuance of warrants	1,360,000	1,360,000
Payment of costs of public offering	(2,470,960)	(2,592,667)
Net cash provided by financing activities	40,164,140	40,192,433
Net increase in cash	321,324	348,023
Cash at beginning of period	26,699	—
Cash at end of period	$348,023	$348,023
Supplemental schedule of non-cash financing activity:
Increase (decrease) in accrual of offering costs	$(17,719)	$3,281
Reclass deferred offering cost to additional paid-in capital	142,707	—
Deferred underwriters’ fees	414,000	414,000
Total	$538,988	$417,281

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

The financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations and for the three month period ended June 30, 2007, for the six month period ended June 30, 2007 and for the period from August 7, 2006 (inception) through June 30, 2007 and cash flows for the six month period ended June 30, 2007 and for the period from August 7, 2006 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Current Report on Form 8-K which was filed March 28, 2007.

All activity from August 7, 2006 (inception) through March 26, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective March 20, 2007. The Company consummated the offering on March 26, 2007 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $39,717,000 of the net proceeds was deposited in an interest/dividend-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2007 balance sheet.

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

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at June 30, 2007 is comprised of the Merrill Lynch Institutional Tax Exempt Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 28, ‘‘Earnings per share’’ and SEC accounting bulletin No. 98. Basic earnings per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options.

The effect of the 13,800,000 warrants issued in connection with the public offering, 2,266,667 warrants issued in connection with the private placement and the 600,000 units included in the

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements — (Continued)

underwriter’s purchase option have not been included in the diluted weighted average shares since the warrants are contingently exercisable and all of the conditions for issuance have not been satisfied.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, ‘‘Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards.’’ This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ FAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on the Company’s results of operations, financial condition and liquidity.

In September 2006, the FASB issued FAS No. 157, ‘‘Fair Value Measurements.’’ FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard as required and adoption is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation (‘‘FIN’’) No. 48 ‘‘Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109’’. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard is not expected to have any impact on the Company’s results of operations, financial condition and liquidity.

2.	Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (‘‘Units’’) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements — (Continued)

price of $5.00 commencing the later of the completion of a Business Combination or March 20, 2008 and expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (‘‘Representative’’), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (‘‘Option’’), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

3.	Note Payable, Stockholder

The Company issued an unsecured promissory note in aggregate amount of $125,000 to an officer. The note was non-interest bearing and was repaid from the net proceeds of the Offering.

4.	Commitment

The Company occupies office space provided by an affiliate of the Company’s chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $25,403 for the six month ended June 30, 2007.

Pursuant to letter agreements dated as of August 15, 2006 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements — (Continued)

The Company’s Chairman of the Board and Chief Executive Officer has entered into an agreement with the Representative which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $3 million of the Company’s common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved. The Company’s Chairman of the Board and Chief Executive Officer has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after the Company has completed the Business Combination. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price equal to the per share amount held in the Company’s trust account as reported in such Form 8-K and will be made by the Representative or another broker dealer mutually agreed upon between the parties in such amounts and at such times as the representative or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities) pursuant to an agreement signed prior to the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Representative has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

5.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

An agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this Quarterly Report filed on Form 10-QSB and the Company’s audited financial statements and footnotes thereto for the period from inception (August 7, 2006) to December 31, 2006 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007.

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

For the three months ended June 30, 2007, we had a net income of $266,883 derived from dividend and interest income of $356,854 offset by $27,637 in travel and entertainment expenses, $22,500 for management fees, $12,057 for accounting and legal fees, $9,684 for state and local franchise taxes, $8,672 for directors and officers insurance, $8,437 for trustee, escrow and stock transfer fees and $ 984 for other operating expenses.

For the six months ended June 30, 2007, we had a net income of $266,019 derived from dividend and interest income of $374,372 offset by $27,826 in travel and entertainment expenses, $25,403 for management fees, $12,057 for accounting and legal fees, $20,447 for state and local franchise taxes, $8,672 for directors and officers insurance, $12,727 for trustee, escrow and stock transfer fees and $1,221 for other operating expenses.

For the period from August 7, 2006 (inception) to June 30, 2007, we had a net income of $264,425 derived from dividend and interest income of $374,372 offset by $27,826 in travel and entertainment expenses, $25,403 for management fees, $12,057 for accounting and legal fees, $20,447 for state and local franchise taxes, $8,672 for directors and officers insurance, $12,727 for trustee, escrow and stock transfer fees, $1,594 for costs incurred in forming the company and $1,221 for other operating expenses.

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of warrants and the sale of the purchase option to the underwriters) were $42,760,100. We paid a total of $ 2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $577,948 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering was approximately $38,389,362, of which $38,357,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $ 39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

We believe we will have sufficient available funds outside of the trust fund to operate through March 20, 2009, assuming that a business combination is not consummated during that time. We will also be able to release up to $250,000 of income earned on the funds in the trust account to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From March 20, 2007 through March 20, 2009, we anticipate approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Edelson Technology Inc. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors and $170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,018,000 in underwriting discounts and commissions, and approximately $577,948 has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,389,362, of which $38,357,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $39,717,000 (or approximately $5.76 per share sold in the offering).

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

CHINA OPPORTUNITY ACQUISITION CORP.

Dated: August 6, 2007

/s/ Harry Edelson
Harry Edelson Chairman of the Board and Chief Executive Officer
/s/ Barry M. Shereck
Barry M. Shereck Chief Financial Officer