Form 10QSB
period 2007-09-30
China Opportunity Acquisition Corp.
filed 2007-11-09
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes        No

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$312,950	$26,699
Cash held in trust	40,448,081	—
Prepaid expenses	32,768	—
Total current assets	40,793,799	26,699
Deferred offering costs	—	142,707
Total assets	$40,793,799	$169,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and Accrued expenses	$46,518	$21,000
Deferred underwriters’ fees	414,000	—
Note payable to stockholder	—	125,000
Total current liabilities	460,518	146,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,175,188	—
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 8,400,000 shares (which includes 2,759,310 shares subject to possible redemption) and 1,500,000 shares at December 31, 2006	840	150
Additional paid-in capital	23,599,124	24,850
Retained earnings (deficit) accumulated during the development stage	558,129	(1,594)
Total stockholders’ equity	24,158,093	23,406
Total liabilities and stockholders’ equity	$40,793,799	$169,406

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Income

	Three Months Ended September 30, 2007	Period from August 7, 2006 (inception) to September 30, 2006
Formation costs	$—	$105
Trustee fees
Management fees	22,500	—
State franchise taxes	9,250	—
Travel and entertainment expenses	16,905	—
Professional fees	7,318	—
Directors and officers insurance	8,310	—
Miscellaneous expenses	2,982	—
Operating loss	(67,265)	(105)
Dividend and interest income	360,969	—
Net income	$293,704	$(105)
Weighted average shares of common stock outstanding	8,400,000	1,500,000
Basic and diluted earnings per share of outstanding common stock	$.03	$—

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Income

	Nine Months Ended September 30, 2007	Period from August 7, 2006 (inception) to September 30, 2006	Period from August 7, 2006 (inception) to September 30, 2007
Formation costs	$—	$105	$1,594
Trustee fees	12,727	—	12,727
Management fees	47,903	—	47,903
State franchise taxes	29,697	—	29,697
Travel and entertainment expenses	44,731	—	44,731
Professional fees	19,375	—	19,375
Directors and officers insurance	16,982	—	16,982
Miscellaneous expenses	4,203	—	4,203
Operating loss	(175,618)	(105)	(177,212)
Dividend and interest income	735,341	—	735,341
Net income	$559,723	$(105)	$558,129
Weighted average shares of common stock outstanding	6,267,033	1,500,000
Basic and diluted earnings per share of outstanding common stock	$.03	$—

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net Loss for the period ended December 31, 2006				(1,594)	(1,594)
Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406
Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052
Proceeds from issuance of underwriters’ option	—	—	100	—	100
Proceeds subject to possible redemption of 2,759,310 shares	—	—	(16,175,188)	—	(16,175,188)
Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000
Net income for the period ended September 30, 2007 (unaudited)	—	—	—	559,723	559,723
Balance, September 30, 2007 (unaudited)	8,400,000	$840	$23,599,124	$558,129	$24,158,093

See accompanying notes to condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Cash Flows

	Nine Months Ended September 30, 2007	Period from August 7, 2006 (inception) to September 30, 2006	Period from August 7, 2006 (inception) to September 30, 2007
Cash flow from operating activities
Net income (loss)	$559,723	$(105)	$558,129
Dividend income earned on funds held in trust	(731,082)	—	(731,082)
Increase in prepaid expenses	(32,768)	—	(32,768)
Increase in accounts payable and accrued expense	43,238	—	43,238
Net cash used by operating activities	(160,889)	(105)	(162,483)
Cash flows from investing activities
Payments to trust account	(42,760,000)	—	(42,760,000)
Withdrawals from trust account	3,043,000	—	3,043,000
Net cash used by investing activities	(39,717,000)	—	(39,717,000)
Cash flows from financing activities
Gross proceeds from public offering	41,400,000	—	41,400,000
Proceeds from underwriters’ purchase option	100	—	100
Repayment of note payable, stockholder	(125,000)	—	(125,000)
Proceeds from note payable, stockholder	—	125,000	125,000
Proceeds from sale of common shares	—	25,000	25,000
Proceeds from issuance of warrants	1,360,000	—	1,360,000
Deferred costs associated with public offering		(113,895)	—
Payment of costs of public offering	(2,470,960)	—	(2,592,667)
Net cash provided by financing activities	40,164,140	36,105	40,192,433
Net increase in cash	286,251	36,000	312,950
Cash at beginning of period	26,699	—
Cash at end of period	$312,950	$36,000	$312,950
Supplemental schedule of non-cash financing activity:
Increase (decrease) in accrual of offering costs	$(17,719)	$7,812	$3,281
Reclass deferred offering cost to additional paid-in capital	142,707	—	—
Deferred underwriters’ fees	414,000	—	414,000
Total	$538,988	$7,812	$417,281

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

The financial statements at September 30, 2007 and for the periods ended September 30, 2006 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three month period ended September 30, 2007, for the nine month period ended September 30, 2007 and for the period from August 7, 2006 (inception) through September 30, 2006 and 2007 and cash flows for the nine month period ended September 30, 2007 and for the period from August 7, 2006 (inception) through September 30, 2006 and 2007. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2007 balance sheet.

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

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at September 30, 2007 is comprised of the Merrill Lynch Institutional Tax Exempt Fund consisting of tax exempt securities with short term maturities. Such securities generate current income which is exempt from federal income tax.

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

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements — (Continued)

The effect of the 13,800,000 warrants issued in connection with the public offering, 2,266,667 warrants issued in connection with the private placement and the 600,000 units included in the underwriter’s purchase option have not been included in the diluted weighted average shares since the warrants are contingently exercisable and all of the conditions for issuance have not been satisfied.

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

On March 26, 2007, the Company sold 6,000,000 units (‘‘Units’’) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements — (Continued)

value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or March 20, 2008 and expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (‘‘Representative’’), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (‘‘Option’’), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering, resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

3.	Note Payable, Stockholder

The Company issued an unsecured promissory note in aggregate amount of $125,000 to an officer. The note was non-interest bearing and was repaid from the net proceeds of the Offering.

4.	Commitments

The Company occupies office space provided by an affiliate of the Company’s chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $47,903 for the nine months ended September 30, 2007.

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

For the three months ended September 30, 2007, we had a net income of $293,704 derived from dividend and interest income of $360,969 offset by $16,905 in travel and entertainment expenses, $22,500 for management fees, $7,318 for accounting and legal fees, $9,250 for state and local franchise taxes, $8,310 for directors and officers insurance and $ 2,982 for other operating expenses, primarily stock transfer fees.

For the period from August 7, 2006 (inception) to September 30, 2006, the net loss was $105, reflecting initial formation costs. During this period, the Company deferred $121,707 in expenses associated with its initial public offering.

For the nine months ended September 30, 2007, we had a net income of $ 559,723 derived from dividend and interest income of $735,341 offset by $44,731 in travel and entertainment expenses, $47,903 for management fees, $19,375 for accounting and legal fees, $29,697 for state and local franchise taxes, $16,982 for directors and officers insurance, $12,727 for trustee and escrow and fees and $ 4,203 for other operating expenses, primarily stock transfer fees.

For the period from August 7, 2006 (inception) to September 30, 2007, we had a net income of $558,129 derived from dividend and interest income of $735,341 offset by $44,731 in travel and entertainment expenses, $47,903 for management fees, $19,375 for accounting and legal fees, $29,697 for state and local franchise taxes, $16,982 for directors and officers insurance, $12,727 for trustee and escrow fees, $1,594 for costs incurred in forming the company and $4,203 for other operating expenses, primarily stock transfer fees.

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering (including from our private placement of warrants and the sale of the purchase option to the underwriters) were $42,760,100. We paid a total of $ 2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $577,948 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering was approximately $38,389,362, of which $38,357,000 was deposited into the trust account. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,018,000 in underwriting discounts and commissions, and approximately $577,948 has been paid for costs and expenses related to the offering.

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
Dated: November 9, 2007
/s/ Harry Edelson
Harry Edelson Chairman of the Board and Chief Executive Officer
/s/ Barry M. Shereck
Barry M. Shereck Chief Financial Officer