Form 10KSB
period 2007-12-31
China Opportunity Acquisition Corp.
filed 2008-03-26
CIK 1374061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-52203

China Opportunity Acquisition Corp.

(Name of Small Business Issuer in Its Charter)

Delaware	20-5331360
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
300 Tice Blvd., Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(zip code)

(201) 930-9202

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of December 31, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $40,786,353.

As March 14, 2008, there were 8,400,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

China Opportunity Acquisition Corp. is a blank check company formed on August 7, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (‘‘PRC’’).

On March 26, 2007, we consummated our initial public offering of 6,000,000 units. On March 29, 2007, we consummated the closing of an additional 900,000 units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value (‘‘IPO Shares’’), and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing upon the completion of a Business Combination and expiring March 19, 2011. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 2,266,667 warrants at $0.60 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,360,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,929,040, of which $38,357,000 was deposited into the trust fund. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The proceeds that were not deposited into the trust fund are available to be used to search for potential target businesses, conduct business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses (collectively referred to as ‘‘costs and expenses’’). Through December 31, 2007, we have used $257,973 of the net proceeds (net of income) that were not deposited into the trust fund to pay for our costs and expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $40,786,353 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or other advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our Founders or any entity with which they are affiliated any finder’s fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is) other than the administrative fee paid to an affiliate of our Chairman and Chief Executive Officer.

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of the acquisition and have its principal operations in the PRC, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, our initial officers, directors, special advisors and stockholders (‘‘Founders’’) have agreed to vote their respective shares owned by them immediately prior to our initial public offering (‘‘Founder Shares’’) in accordance with the vote of the majority of IPO Shares. This voting arrangement shall not apply to any shares included in units purchased by our Founders after our initial public offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares represented at the meeting to approve a business combination are voted in favor of such business combination and stockholders holding less than 40% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2007, the per-share conversion price would have been $5.91. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 40% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by March 20, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. We will thereafter distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors). We anticipate notifying the trustee of the trust fund to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our Founders have waived their rights to participate in any liquidation distribution with respect to their respective shares of common stock owned by them immediately prior to our initial public offering (‘‘Founder Shares’’). There will be no distribution from the trust fund with respect to our warrants. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, Harry Edelson, our chairman of the board and chief executive officer, has agreed to advance us the funds necessary to complete such liquidation and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been $5.91. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Harry Edelson has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such entities bring claims that would otherwise require payment from moneys in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.91 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.91 per share held in trust as of December 31, 2007 due to claims of creditors. If we liquidate before the completion of a business combination, Harry Edelson, our chairman of the board and chief executive officer has agreed that he will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until March 20, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after March 20, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust fund to our public stockholders promptly after March 20, 2009 if we have not completed a business combination by such date, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith; thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust fund prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

You will not be able to exercise your warrants if we do not have an effective registration statement in place when you desire to do so.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants. Additionally, we have no obligation to settle the warrants for cash or ‘‘net cash settle’’ any warrant exercise. Accordingly, if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. If the warrants expire worthless, this would mean that a person who paid $6.00 for a unit in our IPO and who did not sell the warrant included in the unit would have effectively paid $6.00 for one share of our common stock.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable by a warrant holder and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If a warrant holder is unable to exercise his warrants in a particular state, he may be forced to sell his warrant and therefore lose out of the benefit of purchasing our stock. Furthermore, the price he receives for his warrant may not equal the difference between the exercise price and the stock price.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

Since we have not currently selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Subject to the limitation that we acquire an operating business in the PRC, we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 3,733,333 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option initially granted to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering) and all of the 1,000,000 shares of preferred stock available for issuance.

Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if the preferred stock includes rights senior to the common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust fund as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the main determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

All of our officers and directors and advisors own Founder Shares and all of our officers, directors and advisors own warrants. These securities will not participate in liquidation distributions. Therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers, directors and advisors own Founder Shares and have purchased insider warrants. Such individuals have waived their right to receive distributions upon our liquidation with respect to these shares of common stock if we are unable to consummate a business combination. The warrants acquired by our officers or directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent integration of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Founders collectively own approximately 18% of our issued and outstanding shares of common stock. In addition, Harry Edelson has entered into an agreement with EarlyBirdCapital, pursuant to which he, or an entity or entities he controls, will place limit orders for $3 million of our common stock commencing ten business days after we file our Current Report on Form 8-K announcing our execution of a definitive agreement for a business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be approved. Mr. Edelson may vote these shares on a proposed business combination in any manner he chooses. If Mr. Edelson purchases the full $3 million worth of stock pursuant to this agreement (assuming a purchase price of $5.91 per share), our officers and directors will collectively hold approximately 22% of our issued and outstanding shares of common stock and, accordingly, may influence actions requiring a stockholder vote, including a business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our

‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our Founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 13,800,000 shares of common stock and an option to purchase 600,000 shares of common stock and warrants to purchase an additional 1,200,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by March 20, 2009, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders (including the holders of the insider warrants) exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. Additionally, the holders of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there could be an additional 1,500,000 shares of common stock and 2,266,667 warrants (and 2,266,667 shares of common stock) eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are, however, deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks related to operations in China

Business combinations with companies with operations in China entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in China, we will be subject to, and possibly adversely affected by, the following risks:

After a business combination, substantially all of our assets will likely be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects. China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China). However, we cannot assure you that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we effect a business combination, the ability of that target business to become profitable.

The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

A recent positive economic change has been the PRC’s entry into the World Trade Organization, or WTO, the sole global international organization dealing with the rules of trade between nations. It is believed that the PRC’s entry will ultimately result in a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China’s economy.

If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, a business combination we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction as determined once a definitive agreement is executed. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have expressed concern with offshore transactions that convert domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, regulations require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm to third parties or the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006, have introduced industry protection and antitrust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to ‘‘important industries’’ that may affect the national economic security or result in the transfer of ‘‘actual control’’ of companies having ‘‘famous Chinese brand names’’ or ‘‘well established Chinese brand names’’ must be reported and approved by the Ministry of Commerce. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. The regulations use various economic tests to determine if the transaction has to be reported to MOFCOM which include (i) if any of the parties to the transaction has a turnover in the Chinese market of more than RMB 1,500,000,000, (ii) if in a transaction outside of the PRC, any party thereto has assets in the PRC of more than RMB 3,000,000,000, (iii) if any of the parties to the transaction, before its consummation, has control not less than 20% of the Chinese market, (iv) if any of the parties as a result of the transaction will control 25% of the Chinese market, (v) the foreign investor has acquired 10 or more enterprises in related industries in the PRC during the last year, or

(vi) if in a transaction outside of the PRC results in the foreign entities acquiring 15 or more FIEs in related industries within the PRC. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensures employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment. Notwithstanding the September 8, 2006, regulations, the Anti-Monopoly Law of the PRC will take effect as of August 1, 2008, which may replace or supplement the above provisions. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

Ambiguities in the regulations of September 8, 2006 may make it difficult for us to properly comply with all applicable rules and may affect our ability to consummate a business combination.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which will cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and approval of transactions. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained. This may negatively impact our ability to consummate a business combination.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could materially and adversely impact our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Imposition of similar restrictions may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a material and adverse impact on our profitability.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in United States dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, China ‘‘pegged’’ its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies to establish a floating value for its currency. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As of  March 18, 2008, the exchange rate of the Renminbi was 7.1033 RMB against the United States dollar, amounting to an 8% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our operating results.

Following a business combination, our payroll and other costs of non-United States operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-United States currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the Renminbi exchange rate could adversely affect our ability to find an attractive target business with which to consummate a business combination and to operate our business after a business combination.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for ‘‘Foreign Exchange Registration Certificates for FIEs.’’ Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a ‘‘basic account’’ and ‘‘capital account.’’ Currency conversion within the scope of the ‘‘basic account,’’ such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the ‘‘capital account,’’ including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If the PRC enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely limit the candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Notice on Issues Relating to Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, was issued on October 21, 2005 by the SAFE (that replaced two previously issued regulations on January 24, 2005 and April 8, 2005, respectively) that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

Although SAFE issued an implementation Notice No. 106, or Notice 106, on May 29, 2007 to its local branches or agencies (but not openly disclosed to the public), the uncertainty as to when and how the new procedure and requirements will take effect or be enforced, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

Because Chinese law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in ‘‘important industries’’ that may affect the national economic security or having ‘‘famous Chinese brand names’’ or ‘‘well established Chinese brand names.’’ Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because any target business with which we attempt to complete a business combination may be required to provide our shareholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States Federal securities laws, in order to seek shareholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination. Furthermore, to the extent that we seek to acquire a target business that does not have financial statements prepared in accordance with United States generally accepted accounting principles, it could make it more difficult for our management to analyze such target business and determine whether it has a fair market value in excess of 80% of our net assets. It could also delay our preparation of our proxy statement that we will send to shareholders relating to the proposed business combination with such a target business, thereby making it more difficult for us to consummate such a business combination.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our shareholders following a business combination.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the ‘‘Applicable Foreign Enterprises Tax Law’’), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a shareholder, such as through dividends, from a foreign-invested enterprise (an ‘‘FIE’’) are exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our shareholders to pay corporate withholding taxes.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the conversion rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our executive offices at 300 Tice Boulevard, Woodcliff Lake, New Jersey 07677 pursuant to an agreement with Edelson Technology Partners, Inc.(‘‘ETP’’), an affiliate of Harry Edelson, our chairman of the board and chief executive officer. We pay ETP a monthly fee of $7,500 for general and administrative services, including use of these offices. We believe, based on rents and fees for similar services in Northern New Jersey, that the fee charged by ETP is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CHNQU, CHNQ and CHNQW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on March 22, 2007 and since such common stock and warrants commenced public trading on October April 18, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	6.20	6.05	—	—	—	—
Second Quarter**	6.95	6.14	5.50	5.37	.75	.55
Third Quarter	7.50	6.90	5.57	5.33	.90	.73
Fourth Quarter	7.85	7.00	5.76	5.45	1.08	.68

**	The units issued in the initial public offering commenced trading on March 22, 2007.
**	The warrants and common stock commenced trading separately on April 18, 2007.

Holders

As of March 1, 2008, there was one holder of record of our units, 8 holders of record of our common stock and 8 holders of record of our warrants. We believe we have in excess of 400 beneficial holders.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities and Use of Proceeds

In August 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Harry Edelson	1,100,000
Rose-Marie Fox	100,000
Nick Puro	70,000
Barry M. Shereck	70,000
Shengyun Qiu	60,000
Daxi Li	60,000
China Investment Group	40,000
Total shares issued	1,500,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities who had access to information with respect to our operations and were able to ask questions of our officers and directors regarding our company. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.0167per share.

Initial Public Offering

On March 26, 2007, we consummated our initial public offering of 6,000,000 units. On March 29, 2007, we consummated the closing of an additional 900,000 units which were subject to the underwriter’s over-allotment option with each Unit consisting of one IPO Shares and two Warrants. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 commencing upon the completion of a Business Combination and expiring March 19, 2011. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 2,266,667 warrants at $0.60 per warrant to certain of our initial stockholders and affiliates for an aggregate purchase price of $1,360,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-137716). The Securities and Exchange Commission declared the registration statement effective on March 20, 2007.

We paid a total of $2,018,000 in underwriting discounts and commissions, and approximately $452,960 was paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $38,929,040, of which $38,357,000 was deposited into a trust fund. In addition, all of the proceeds from the private sale of the warrants were deposited into the trust fund, for a total of $39,717,000 deposited into the trust fund. The proceeds not placed in the trust fund became available to be used to pay our costs, expenses and outstanding liabilities. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,069,353 in interest through December 31, 2007.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on August 7, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the PRC. Until consummation of our initial public offering in March 2007, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

This Annual Report on Form 10-KSB contains various ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘understands’’ and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this Annual Report filed on Form 10-KSB.

Results of Operations

For the twelve months ended December 31, 2007, we had a net income of $736,871 derived from dividend and interest income of $1,075,291 offset by $60,488 in travel and entertainment expenses, $70,403 for management fees, $47,615 for accounting and legal fees, $36,928 for state franchise taxes, $25,292 for directors and officers insurance, $17,896 for trustee, escrow and stock transfer fees, $5,290 for other operating expenses, primarily SEC filing fees expenses and $74,508 for state income taxes.

For the period from August 7, 2006 (inception) to December 31, 2006, the net loss was $1,594, reflecting initial formation costs. During this period, the Company deferred $142,707 in expenses associated with its initial public offering.

For the period from August 7, 2006 (inception) to December 31, 2007, we had a net income of $735,277 derived from dividend and interest income of $1,075,291 offset by $60,488 in travel and entertainment expenses, $70,403 for management fees, $47,615 for accounting and legal fees, $36,928 for state franchise taxes, $25,292 for directors and officers insurance, $17,896 for trustee and escrow fees, $1,594 for costs incurred in forming the company, $5,290 for other operating expenses, primarily SEC filing expenses and $74,508 for state income taxes.

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $452,960 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,929,040, of which $38,357,000 was deposited into the trust fund. In addition, all of the proceeds from the private sale of the warrants, $1,360,000 were deposited into the trust fund, for a total of $39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

We believe we will have sufficient available funds outside of the trust fund to operate through March 20, 2009, assuming that a business combination is not consummated during that time. We will also be able to release up to $250,000 of income earned on the funds in the trust fund to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From March 20, 2007 through March 20, 2009, we anticipate approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Edelson Technology Inc. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors and $170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Critical Accounting Policies

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements: Cash and Cash Equivalents, Net Income Per Common Share and Use of Estimates and Assumptions. These significant accounting policies are described in detail in the Summary of Significant Accounting Policies section of our annual financial statements, included elsewhere in this Form 10-KSB.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	3 – 5 years	More than 5 Years
Administrative services agreement	109,597	90,000	19,597	—	—
Fee due to investment banker on completion of business combination	414,000	—	414,000	—	—
Total	523,597	90,000	433,597	—	—

ITEM 7.    FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Harry Edelson	74	Chairman of the Board, Chief Executive Officer and President
Nicholas Puro	50	President, Secretary and Director
Barry M. Shereck, CPA	66	Chief Financial Officer and Director
Rose-Marie Fox	56	Director

Harry Edelson has served as our chairman of the board and chief executive officer since our inception. Since August 1984, he has been the managing partner of Edelson Technology Partners, which manages a series of five venture capital technology funds (the ‘‘Edelson Funds’’) for ten multinational corporations (AT&T, Viacom, Ford Motor, Cincinnati Bell, Colgate Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS) and two large pension funds. Mr. Edelson previously worked for Merrill Lynch, Drexel Burnham Lambert and CS First Boston and was ranked by Institutional Investor Magazine as an All Star analyst. Mr. Edelson is a former president of the Analyst Club, the oldest club on Wall Street, founded in 1925, and is a founding member of the China Investment Group LLC, an organization formed to provide a forum for update and exchange of its members’ knowledge of China. He has been a member of the Juilliard Council since 2001. The Julliard is one of the world’s leading schools in the fields of music, dance and acting. Mr. Edelson was honored in the Knesset by receiving the Israel 50th Anniversary Award from the Prime Minister of Israel. Mr. Edelson is a member of the Asia Society and the China Cultural Foundation. He is also an advisor to the China Cultural Foundation. He has given numerous speeches in Hong Kong, China and the United States on investing in China. Mr. Edelson received a B.S. from Brooklyn College and an MBA from New York University Graduate School of Business.

Nicholas Puro has served as our president, secretary and a member of the board of directors since our inception. Since March 2006, Mr. Puro has been president of TEMPTIME Corporation, a leader in time-temperature technology for pharmaceutical and food products and a former portfolio company of the Edelson Funds. From September 1999 to March 1, 2006, he was a partner of the Edelson Funds. From January 1996 to September 1999, Mr. Puro was a partner at Pavia & Harcourt, a multinational law firm based in New York. Mr. Puro is a member of the National Venture Capital Association and the New York Equity Network. Mr. Puro received a B.S. from Seton Hall University and a J.D. from Fordham University Law School.

Barry M. Shereck, CPA, has served as our chief financial officer and a member of our board of directors since our inception. Since May 2003, Mr. Shereck has been engaged primarily as an independent consultant providing financial and strategic consulting service to private and public companies. From September 2000 to May 2003, Mr. Shereck served as chief financial officer of Miavita, Inc., a health and wellness behavior change company targeted to individuals through major health care providers. From November 1997 to May 2000, he served as the chief financial officer of The Duck Corporation-On2 Technologies, Inc., a high tech digital video technology company. From July 1996 to October 1997, he served as the chief financial officer of Concord Camera Corp., a manufacturer of single use and reusable cameras. Mr. Shereck received a B.Sc. from McGill University and an M.B.A. from the Columbia University Graduate School of Business. Mr. Shereck is also a CPA.

Rose-Marie Fox has served as a member of our board of directors since our inception. In 1990, Ms. Fox founded Cornerstone Financial Co. LLC, a private firm specializing in equity capital and mergers and acquisitions for Chinese middle market companies, and has been its president since that date. From 1985 to 1990, Ms. Fox was a senior vice president in corporate finance at Lehman Brothers Inc. From 1983 to 1985, Ms. Fox was a vice president of corporate finance at Prudential Bache Securities. From 1976 to 1983, Ms. Fox was the district engineer of AT&T. Ms. Fox has served on the advisory board and investment committee of Edelson Technology Partners. Ms. Fox received a B.A. from Manhattanville College and an M.B.A. from the Wharton School of Business.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Rose-Marie Fox, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Nicholas Puro, will expire at the second annual meeting. The term of the third class of directors, consisting of Harry Edelson and Barry M. Shereck, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective business combination candidates, selecting the target business, and structuring, negotiating and consummating its business combination. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect a business combination.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangements with any of these advisors to provide services to us. As such, they will simply provide advice and assistance to us, at our request, only if they are able to

Daxi Li, Ph.D., founded the Chinese Association of Science and Business, a organization devoted to bridging science with business and bridging China with the world, in 1997. Dr. Li has 14 years experience in investment banking and venture capital, including ten years on Wall Street with Salomon Brothers and Lehman Brothers. He is a director of the United Orient Bank where he oversees investments and auditing of the bank. In March 2005, he was invited as an overseas representative to participate in the China National Chinese People’s Political Consultative Conference. He is also a co-founder of the Shenzhen Overseas Chinese Student Venture Park, a joint-venture with the Shenzhen city government, which hosts 250 high-tech startup companies. Dr. Li graduated from Zhongshan University in Guangzhou, China and received a Ph.D. from the City University of New York.

Shengyun Qiu has been a senior advisor to the US-China Policy Foundation since 2006. This foundation is an organization that promotes a greater understanding between American and Chinese policymakers, researchers, and governments officials. From 1990 to 1992 and 2001 to 2005, Ambassador Qiu was deputy secretary general and vice president, respectively, of the Chinese Peoples’s Institute of Foreign Affairs, an organization formed to enhance mutual understanding and goodwill between the Chinese people and people of other countries. From 1999 to 2001, Ambassador Qiu was the Chinese ambassador to the Kingdom of Jordan. From 1993 to 1999, Ambassador Qiu was consul general of the PRC. From 1966 to 1990, Ambassador Qiu held various offices with the Chinese Ministry of Foreign Affairs and the Chinese Embassy. Ambassador Qiu received a B.A. from Fu-Dan University in Shanghai and an M.A. from the Beijing Foreign Languages University.

China Investment Group LLC was formed in October 2003 by a small group of experienced business professionals with significant China expertise. The initial objectives were to build the group into an organization that would enhance existing China skills and experiences by providing a forum for update and exchange of the members knowledge of China through a series of meetings and facilitating the review and analysis of investment opportunities related to China with a view to possible investment either by individuals within the group or in conjunction with co-investors outside the group. Since its formation, the China Investment Group LLC has grown to nine formal members along with three observers and includes bankers, investment managers, real estate professionals, venture capitalists and a lawyer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2007 our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to China Opportunity Acquisition Corp., 300 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to do so. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on and will form audit and nominating committees, if required.

ITEM 10.    EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing March 20, 2007 and ending upon the acquisition of a target business, we will pay Edelson Technology, Inc., an affiliate of Harry Edelson, our chairman of the board and chief executive officer, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Harry Edelson	1,100,000	(2)	13.10%
Nicholas Puro	70,000	(3)	*
Barry M. Shereck	70,000	(4)	*
Rose-Marie Fox	100,000	(5)	1.19%
Andrew M. Weiss(6)	1,338,900	(7)	15.94%
Fir Tree, Inc.(8)	758,500	(9)	9.03%
David M. Knott(10)	500,000	(11)	5.95%
Farallon Partners, LLC.(12)	485,000	(13)	5.77%
QVT Financial GP LLC(14)	453,750	(15)	5.40%
All directors and executive officers as a group (4) individuals)	1,340,000	(16)	15.95%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 300 Tice Blvd, Woodcliff Lake, New Jersey 07677.
(2)	Does not include 1,666,667 shares of common stock issuable upon exercise of warrants held by Mr. Edelson that are not exercisable and will not become exercisable within 60 days.
(3)	Does not include 200,000 shares of common stock issuable upon exercise of warrants held by Mr. Puro that are not exercisable and will not become exercisable within 60 days.
(4)	Does not include 50,000 shares of common stock issuable upon exercise of warrants held by Mr. Shereck that are not exercisable and will not become exercisable within 60 days.
(5)	Does not include 100,000 shares of common stock issuable upon exercise of warrants held by Ms. Fox that are not exercisable and will not become exercisable within 60 days.
(6)	Dr. Weiss’ business address is 29 Commonwealth Avenue, Boston, MA 02116.
(7)	Represents 974,689 shares of common stock beneficially owned byWeiss Asset Management, LLC (a Delaware limited liability company) and 364,211 shares beneficially owned by Weiss Capital, LLC (a Delaware limited liability company, both of which have the same business address as Dr. Weiss, above. Shares beneficially owned by Weiss Asset Management, LLC include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner. Shares beneficially owned by Weiss Capital, LLC include shares beneficially owned by a private investment corporation of which Weiss Capital, LLC is the sole investment manager. Shares beneficially owned by Dr. Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the managing Member of Weiss Asset Management, LLC and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the Managing Member of Weiss Capital, LLC, the Investment Manager of such private investment corporation The foregoing information was derived from a Form 13 G/A filed with the SEC on February 12, 2008.
(8)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY, 10017
(9)	Represents (i) 608,965 shares of common stock held by Sapling, LLC (a Delaware limited liability company with address at 505 Fifth Avenue, 23rd Floor, New York, NY 10017) and (ii) 149,535 shares of common stock held by Fir Tree Capital Opportunity Master Fund, L.P. (a Cayman Islands exempted limited partnership, with address c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands). Fir Tree, Inc. is the investment manager of both entities. Jeffrey Tannenbaum is the president of each of Fir Tree, Inc. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2008.
(10)	The business address of Mr. Knott is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.
(11)	Represents 400,000 shares beneficially held by Dorset Management Corporation and 100,000 shares owned by Ostra Capital Partners, L.P. (‘‘Ostra’’). The general partner of Ostra is Ostra GP, LLC and the manager of Ostra GP, LLC is an individual employed by one or more entities controlled by David M. Knott. Mr. Knott is the president of Dorset Management Corporation. The address of Dorset Management Corporation is the same as that for Mr. Knott, above. Does not include 1,000,000 shares of common stock issuable upon exercise of warrants held by Dorset Management Corporation and Ostra that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2008.
(12)	The business address of Farallon Partners, L.L.C. is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(13)	Represents (i) 225,500 shares of common stock held by Farallon Capital Partners, L.P. (‘‘FCP’’), (ii) 15,400 shares of common stock held by Farallon Capital Institutional Partners, L.P. (‘‘FCIP’’), (iii) 9,300 shares of common stock held by Farallon Capital Institutional Partners II, L.P.(‘‘FCIP II’’), (iv) 3,100 shares of common stock held by Farallon Capital Institutional Partners III, L.P. (‘‘FCIP III’’), (v) 9,300 shares of common stock held by Tinicum Partners, L.P. (‘‘Tinicum’’) and (vi) 222,400 shares of common stock held by Farallon Capital Offshore Investors II, L.P. (‘‘FCOI II’’). The foregoing information was derived from a Schedule 13G/A filed with the SEC on September 20, 2007.
(14)	The business address of QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(15)	Represents 364,185 shares of common stock beneficially owned by QVT Fund L.P. (the ‘‘Fund’’); 40,737 shares of common stock held by Quintessance Fund L.P. (‘‘Quintessance’’); and 48,828 shares of common stock held in a discretionary account managed for Deutsche Bank AG (the ‘‘Separate Account’’). QVT Financial LP as the investment manager for the Fund, Quinttessance and the Separate Account, beneficially owns 453,750 shares of common stock. QVT Financial GP LLC, as the general partner of QVT Financial LP beneficially owns 453,750 shares of common stock. Does not include 728,370 warrants held by the Fund, 81,474warrants held by Quintessance and 97,656warrants held by the Separate Account, which warrants amounting to 907,500 warrants also beneficially owned by QVT Financial LP and QVT Financial GP LLC that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Form 13 G/A filed with the SEC on January 31, 2008.

(16)	Does not include 2,016,667 shares of common stock issuable upon exercise of warrants held by such individuals that are not exercisable and will not become exercisable within 60 days.

All 1,500,000 Founder Shares owned by our Founders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Harry Edelson is our ‘‘promoter’’ as that term is defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2006, we issued 1,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.0167 per share, as follows:

Name	Number of Shares	Relationship to Us
Harry Edelson	1,100,000	Chairman of the Board and Chief Executive Officer
Nicholas Puro	70,000	President, Secretary and Director
Barry M. Shereck, CPA	70,000	Chief Financial Officer, Director
Rose-Marie Fox	100,000	Director
Ambassador Shengyun Qiu	60,000	Special Advisor
Daxi Li	60,000	Special Advisor
China Investment Group	40,000	Special Advisor

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until one year after our consummation of a business combination. The Founders Shares may be released from escrow earlier than this date if, after we’ve consummated a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

Harry Edelson, our chairman of the board and chief executive officer, Nicholas Puro, our president, Barry M. Shereck, our chief financial officer, Rose-Marie Fox, a director and Daxi Lee, Shengyun Qiu, John Allen and Eliot Claus purchased an aggregate of 2,266,667 insider warrants (for an aggregate purchase price of $1,360,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except the insider warrants are not redeemable and may not be exercised on a cashless basis, so long as such warrants are held by these purchasers or their affiliates. Additionally, they have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

We entered into a registration rights agreement with the Founders pursuant to which (i) the holders of the majority of the Founders Shares may demand that we register their shares at any time after the date on which these shares of common stock are released from escrow and (ii) the holders of the majority of the insider warrants (or underlying shares) may demand that we register these securities at any time after we consummate a business combination. In addition, these holders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to such dates. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by March 20, 2009, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to, or in connection with, the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Edelson Technology Partners, Inc., an affiliate of Harry Edelson, our chairman of the board and chief executive officer, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay ETP $7,500 per month for these services.

During 2006, Harry Edelson advanced an aggregate of $125,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of September 1, 2007 or the consummation of our initial public offering. The loan was repaid in March 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Independence of Directors

In connection with a proposed business combination, we anticipate we will apply to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on. The Nasdaq Stock Exchange and American Stock Exchange listing standards generally define an ‘‘independent director’’ as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, our board of directors has affirmatively determined that Rose-Marie Fox is an independent director.

ITEM 13.    EXHIBITS

(a)    The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(2)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option granted to Representative.(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric S. Rosenfeld.(1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arnaud Ajdler.(1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Leonard B. Schlemm.(1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Bauer.(1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Colin D. Watson.(1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David D. Sgro, CFA.(1)
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Greg Monahan.(1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Joel Greenblatt.(1)
10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.11	Form of Letter Agreement between Edelson Technology Partners, Inc. and Registrant regarding administrative support.(1)
10.12	Promissory Note, dated as of May 15, 2006, issued to Harry Edelson.(1)
10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.14	Form of Subscription Agreement among the Registrant, Graubard Miller and each of Harry Edelson, Nicholas Puro, Barry Shereck, Rose Marie Fox, Daxi Li, Shengyun Qiu and China Investment Group.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-134694).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed with the SEC on November 7, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, LLP is our principal accountant. The following is a summary of fees incurred for services rendered during the period from August 7, 2006 (inception) to December 31, 2007.

Audit Fees

The aggregate fees billed or to be billed by WithumSmith + Brown, P.C. for professional services rendered since its appointment as the Company’s independent registered public accounting firm are $113,300. Such fees relates to (i) the audit of the Company’s financial statements as of August 15, 2006 and for the period from August 7, 2006 (inception) through December 31, 2006, appearing in our prospectus and registration statement; and the audit of our financial statements as of March 26, 2007 and for the period from August 7, 2006 (inception) through March 26, 2007 appearing in our Form 8KA filed on March 28, 2007 (total $72,300); (ii) the review of our quarterly financial statements set forth in China Opportunity Acquisition Corp.’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2007 (total $16,000); (iii) the audit of our annual financial statements set forth in our Form 10-KSB for the fiscal year ended December 31, 2007 (estimated $25,000).

Audit-Related Fees

During the period, our principal accountant did not render assurance and related services unrelated to the performance of the audit or review of financial statements.

Tax Fees

During the period, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the period, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Opportunity Acquisition Corp.

We have audited the accompanying balance sheets of China Opportunity Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the periods from January 1, 2007 to December 31, 2007, August 7, 2006 (inception) to December 31, 2006, and August 7, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Opportunity Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the periods from January 1, 2007 to December 31, 2007, August 7, 2006 (inception) to December 31, 2006, and from August 7, 2006 (inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

WithumSmith+Brown, P.C
New Brunswick, New Jersey
March 25, 2008

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)
 Balance sheets

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$256,253	$26,699
Prepaid expenses	24,458	—
Total current assets	280,711	26,699
Cash held in trust	40,786,353	—
Deferred offering costs	—	142,707
Total assets	$41,067,064	$169,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,141	$21,000
Taxes payable	109,494	—
Note payable to stockholder	—	125,000
Total current liabilities	142,635	146,000
Deferred underwriters’ fees	414,000	—
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,310,462	—
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 5,640,690 shares (excluding 2,759,310 shares subject to possible redemption) at December 31, 2007 and 1,500,000 shares at December 31, 2006	564	150
Additional paid-in capital	23,464,126	24,850
Retained earnings (deficit) accumulated during the development stage	735,277	(1,594)
Total stockholders’ equity	24,199,967	23,406
Total liabilities and stockholders’ equity	$41,067,064	$169,406

See accompanying summary of significant accounting policies and notes to financial statements

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)
 statementS of operations

	Year Ended December 31, 2007	Period from August 7, 2006 (inception) to December 31, 2006	Period from August 7, 2006 (inception) to December 31, 2007
Operating expenses:
General and administrative costs (Notes 3 and 8)	$263,912	$1,594	$265,506
Operating loss	(263,912)	(1,594)	(265,506)
Other Income:
Interest income	4,867	—	4,867
Interest on Trust Fund	1,069,353	—	1,069,353
Other income	1,071	—	1,071
Net income before provision for income taxes	811,379	(1,594)	809,785
Provision for income taxes (Note 8)	74,508	—	74,508
Net Income	736,871	(1,594)	735,277
Accretion of trust fund relating to common stock subject to possible conversion	427,634	—	427,634
Net income (loss) attributable to common stockholders	$309,237	$(1,594)	$307,643
Shares outstanding subject to possible conversion	2,759,310	—
Basic and diluted net income per share subject to possible conversion	$.15	$—
Weighted average common shares outstanding	4,683,325	1,500,000
Basic and diluted net income per share	$.07	$—

See accompanying summary of significant accounting policies and notes to financial statements

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)
statementS of stockholders’ equity

	Common Stock		Additional paid-in capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net Loss for the period ended December 31, 2006	—	—	—	(1,594)	(1,594)
Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406
Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052
Proceeds from issuance of underwriters’ option	—	—	100	—	100
Proceeds subject to possible redemption of 2,759,310 shares	(2,759,310)	(276)	(15,882,552)	—	(15,882,828)
Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000
Accretion of trust fund relating to common stock subject to possible conversion			(427,634)		(427,634)
Net income for the year ended December 31, 2007	—	—	—	736,871	736,871
Balance, December 31, 2007	5,640,690	$564	$23,464,126	$735,277	$24,199,967

See accompanying summary of significant accounting policies and notes to financial statements

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)
statementS of cash flows

	Twelve Months Ended December 31, 2007	Period from August 7, 2006 (inception) to December 31, 2006	Period from August 7, 2006 (inception) to December 31, 2007
Cash flow from operating activities
Net income (loss)	$736,871	$(1,594)	$735,277
Adjustments to reconcile net income (loss) to net cash used by operating activities
Dividend income earned on funds held in trust	(1,069,353)	—	(1,069,353)
Increase in prepaid expenses	(24,458)	—	(24,458)
Increase in accounts payable and accrued expense	29,860	—	29,860
Increase in taxes payable	109,494		109,494
Net cash used by operating activities	(217,586)	(1,594)	(219,180)
Cash flows from investing activities
Payments to trust fund	(42,760,000)	—	(42,760,000)
Withdrawals from trust fund	3,043,000	—	3,043,000
Net cash used by investing activities	(39,717,000)	—	(39,717,000)
Cash flows from financing activities
Proceeds from sale of common shares to initial stockholders	—	25,000	25,000
Gross proceeds from public offering	41,400,000	—	41,400,000
Proceeds from underwriters’ purchase option	100	—	100
Repayment of note payable, stockholder	(125,000)	—	(125,000)
Proceeds from note payable, stockholder	—	125,000	125,000
Proceeds from issuance of insider warrants	1,360,000	—	1,360,000
Deferred costs associated with public offering	—	(121,707)	(121,707)
Payment of costs of public offering	(2,470,960)	—	(2,470,960)
Net cash provided by financing activities	40,164,140	28,293	40,192,433
Net increase in cash and cash equivalents	229,554	26,699	256,253
Cash and cash equivalents at beginning of period	26,699	—	—
Cash and cash equivalents at end of period	$256,253	$26,699	$256,253
Supplemental schedule of non-cash financing activity:
Fair value of underwriter purchase option included in offering costs	$2,259,000	$—	$2,259,000
Increase (decrease) in accrual of offering costs	(17,719)	21,000	3,281
Reclass deferred offering cost to additional paid-in capital	121,707	—	121,707
Deferred underwriters’ fees	414,000	—	414,000
Total	$2,776,988	$21,000	$2,797,988

See accompanying summary of significant accounting policies and notes to financial statements

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)
 notes to financial statements

1.    Significant Accounting Policies

Organization and Business Operations

China Opportunity Acquisition Corp. (a Corporation in the development stage) (the ‘‘Company’’) was incorporated in Delaware on August 7, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

All activity from August 7, 2006 (inception) through March 26, 2007 relates to the Company’s formation and initial public offering described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7. Accounting and Reporting By Development Stage Enterprises,’’ and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective March 20, 2007. The Company consummated the offering on March 26, 2007 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $39,717,000 of the net proceeds was deposited in an interest/dividend-bearing trust fund (‘‘Trust fund’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust fund, funds will only be invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such

Public Stockholders are entitled to receive their per-share interest in the Trust fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2007 balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until March 20, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 (‘‘SFAS No. 109’’), ‘‘Accounting for Income Taxes’’ which is an asset and liability approach that has been recognized in the Company’s financial statements. The Company has a net operating loss carryforward of approximately $261,602 to reduce any future federal income taxes. The tax benefit of this loss, approximately $85,275, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net income per common share

Basic income per share is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,500,000 initial shares outstanding throughout the period from August 7, 2006 (inception) to March 26, 2007 and 7,500,000 common shares outstanding after the effective date of the offering on March 26, 2007 and 8,400,000 after the exercise of the underwriters option. Net income per share subject to possible conversion is calculated by dividing accretion of trust fund relating to common stock subject to possible conversion by 2,759,310 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At December 31, 2006 and 2007, there were no such potentially dilutive securities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period including contingent assets and liabilities. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of credit risk

The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies    prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, or SFAS No. 160’’. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation (‘‘FIN’’) No. 48 ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109’’. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard, which became effective in 2007, did not have any impact on the Company’s results of operations, financial condition and liquidity

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.    Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through December 31, 2007, is related to the Company’s formation and preparation for and consummation of the Offering. The Company has selected December 31 as its fiscal year end.

3.    Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (‘‘Units’’) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBird Capital, Inc., the representative of the underwriters in the Offering (‘‘Representative’’), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (‘‘Option’’), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

4.    Note Payable Stockholder

The Company issued an unsecured promissory note in aggregate amount of $125,000 to an officer. The note was non-interest bearing and was repaid from the net proceeds of the Offering in 2007.

5.    Commitment

The Company occupies office space provided by an affiliate of the Company’s chairman of the board and chief executive officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $70,403 for the twelve months ended December 31, 2007.

Future minimum payments for the next five years are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	3 – 5 years	More than 5 Years
Administrative services agreement	109,597	90,000	19,597	—	—
Fee due to investment banker on completion of business combination	414,000	—	414,000	—	—
Total	523,597	90,000	433,597	—	—

Pursuant to letter agreements dated as of August 15, 2006 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s directors and certain special advisors and their members purchased 2,266,667 Warrants (‘‘Insider Warrants’’) at $0.60 per Warrant (for an aggregate purchase price of $1,360,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust fund. The Insider Warrants purchased by such purchasers are identical to the Warrants underlying the Units offered in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants will not be redeemable by the Company so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Company’s Chairman of the Board and Chief Executive Officer has entered into an agreement with the Representative which is intended to comply with Rule 10b5-1 under the Exchange Act, pursuant to which he, or an entity or entities he controls, will place limit orders for $3 million of the Company’s common stock commencing ten business days after the Company files its Current Report on Form 8-K announcing its execution of a definitive agreement for a Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved. The Company’s Chairman of the Board and Chief Executive Officer has agreed that he will not sell or transfer any shares of common stock purchased by him pursuant to this agreement until one year after the Company has completed the Business Combination. It is intended that these purchases will comply with Rule 10b-18 under the Exchange Act. These purchases will be made at a price equal to the per share amount held in the Company’s trust fund as reported in such Form 8-K and will be made by the Representative or another broker dealer mutually agreed upon between the parties in such amounts and at such times as the representative or such other broker dealer may determine, in its sole discretion, so long as the purchase price does not exceed the above-referenced per share purchase price.

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

The Representative has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 4 above.

6.    Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust fund or which votes as a class with the Common Stock on a Business Combination.

7.    Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, of which 8,400,000 were issued and outstanding as of December 31, 2007, including 2,759,310 common shares subject to possible conversion.

In connection with the issuance of 2,759,310 common shares subject to possible conversion, the Company has recorded the proceeds related to these shares in accordance with EITF Topic D-98.

The following is a summary of activity related to these shares:

Proceeds received related to the sale of 2,759,310 shares subject to possible redemption	$15,882,828
Accretion of trust fund income related to possible redeemable shares	427,634
Balance at December 31, 2007	$16,310,462

At December 31, 2007, 17,866,667 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering is expected to occur.

8.    Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

A provision of $74,508 was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, the Company generated a net operating loss of approximately $332,482 for federal income tax purposes. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $36,928 are included in general and administrative expenses.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2008.

CHINA OPPORTUNITY ACQUISITION CORP.
By:	/s/ Harry Edelson
Harry Edelson Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Harry Edelson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2008

Harry Edelson

/s/ Nicholas Puro	President, Secretary and Director	March 26, 2008

Nicholas Puro

/s/ Barry M. Shereck	Chief Financial Officer and Director (Principal accounting officer)	March 26, 2008

Barry M. Shereck

/s/ Rose-Marie Fox	Director	March 26, 2008

Rose-Marie Fox