Form 10-Q
period 2008-03-31
China Opportunity Acquisition Corp.
filed 2008-05-13
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Yes       No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

As of May 9, 2008, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHINA OPPORTUNITY ACQUISITION CORP.
(A Corporation in the development stage)

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Balance sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$316,253	$256,253
Prepaid expenses	52,671	24,458
Total current assets	368,924	280,711
Cash held in trust	40,799,258	40,786,353
Total assets	$41,168,182	$41,067,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,117	$33,141
Taxes payable	28,435	109,494
Deferred underwriters’ fees	414,000	414,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,315,623	16,310,462
Total current liabilities	16,789,175	16,867,097
Commitments
Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 5,640,690 shares (excluding 2,759,310 shares subject to possible redemption)	564	564
Additional paid-in capital	23,458,965	23,464,126
Retained earnings accumulated during the development stage	919,478	735,277
Total stockholders’ equity	24,379,007	24,199,967
Total liabilities and stockholders’ equity	$41,168,182	$41,067,064

See accompanying notes to unaudited condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from August 7, 2006 (inception) to March 31, 2008
Operating expenses:
General and administrative costs	$60,771	$18,382	$326,277
Operating loss	(60,771)	(18,382)	(326,277)
Other Income:
Interest income	917	—	5,784
Interest on Trust Fund	262,905	17,518	1,332,258
Other income	—	—	1,071
Net income (loss) before provision for income taxes	203,051	(864)	1,012,836
Provision for income taxes	18,850	—	93,358
Net Income (loss)	184,201	(864)	919,478
Accretion of trust fund relating to common stock subject to possible conversion	5,161	7,005	432,795
Net income (loss) attributable to common stockholders	$179,040	$(7,869)	$486,683
Shares outstanding subject to possible conversion	2,759,310	2,579,310
Basic and diluted net income per share subject to possible conversion	$—	$—
Weighted average common shares outstanding (excluding shares subject to possible conversion)	5,640,690	1,930,000
Basic and diluted net income per share	$.03	$—

See accompanying notes to unaudited condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional paid-in capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000
Net Loss for the period ended December 31, 2006	—	—	—	(1,594)	(1,594)
Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406
Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052
Proceeds from issuance of underwriters’ option	—	—	100	—	100
Proceeds subject to possible redemption of 2,759,310 shares	(2,759,310)	(276)	(15,882,552)	—	(15,882,828)
Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000
Accretion of trust fund relating to common stock subject to possible conversion	—	—	(427,634)	—	(427,634)
Net income for the year ended December 31, 2007	—	—	—	736,871	736,871
Balance, December 31, 2007	5,640,690	564	23,464,126	735,277	24,199,967
Net income for the period ended March 31, 2008 (Unaudited)				184,201	184,201
Accretion of trust fund relating to common stock subject to possible conversion			(5,161)		(5,161)
Balance, March 31, 2008 (Unaudited)	5,640,690	$564	$23,458,965	$919,478	$24,379,007

See accompanying notes to unaudited condensed financial statements.

China Opportunity Acquisition Corp.
(a corporation in the development stage)
Unaudited Statements of Cash Flows

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from August 7, 2006 (inception) to March 31, 2008
Cash flow from operating activities
Net income (loss)	$184,201	$(864)	$919,478
Adjustments to reconcile net income (loss) to
net cash used by operating activities
Dividend income earned on funds held in trust	(262,905)	(17,518)	(1,332,258)
(Increase)/decrease in prepaid expenses	(28,213)	(9,018)	(52,671)
Increase/(decrease) in accounts payable and accrued expense	(2,024)	11,268	27,836
Increase (decrease) in taxes payable	(81,059)	—	28,435
Net cash used by operating activities	(190,000)	(16,132)	(409,180)
Cash flows from investing activities
Payments to trust fund	—	(42,760,000)	(42,760,000)
Withdrawals from trust fund	250,000	3,043,000	3,293,000
Net cash provided (used) by investing activities	250,000	(39,717,000)	(39,467,000)
Cash flows from financing activities
Proceeds from sale of common shares to initial stockholders	—	—	25,000
Gross proceeds from public offering	—	41,400,000	41,400,000
Proceeds from underwriters’ purchase option	—	100	100
Repayment of note payable, stockholder	—	(125,000)	(125,000)
Proceeds from note payable, stockholder	—	—	125,000
Proceeds from issuance of insider warrants	—	1,360,000	1,360,000
Deferred costs associated with public offering	—	—	(121,707)
Payment of costs of public offering	—	(2,377,742)	(2,470,960)
Net cash provided by financing activities	—	40,257,358	40,192,433
Net increase in cash and cash equivalents	60,000	524,226	316,253
Cash and cash equivalents at beginning of period	256,253	26,699	—
Cash and cash equivalents at end of period	$316,253	$550,925	$316,253
Supplemental schedule of non-cash financing activity:
Fair value of underwriter purchase option included in offering costs	$—	$2,259,000	$2,259,000
Increase (decrease) in accrual of offering costs	$—	$75,500	$3,281
Reclass deferred offering cost to additional paid-in capital	$—	$121,707	$121,707
Deferred underwriters’ fees	$—	$414,000	$414,000
Accretion of trust fund relating to common stock subject to possible conversion	$5,161	$7,005	$432,795
Cash paid for income taxes:	$109,286	$1,654	$110,940

See accompanying notes to unaudited condensed financial statements

CHINA OPPORTUNITY ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL Statements

1.    Basis of Presentation

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report Form 10KSB filed on March 26. 2008.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the three month periods ended March 31, 2008 and 2007 are of a normal, recurring nature. These results are not necessary indicative of the result of operation for an entire year.

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through March 31, 2008, is related to the Company’s formation and preparation for and consummation of the Offering as defined below. The Company has selected December 31 as its fiscal year end.

2.    Significant Accounting Policies

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

All activity from August 7, 2006 (inception) through March 26, 2007 relates to the Company’s formation and initial public offering described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘SFAS’’) No. 7. Accounting and Reporting By Development Stage Enterprises,’’ and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective March 20, 2007. The Company consummated the offering on March 26, 2007 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (‘‘Business Combination’’). Furthermore, there can be no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $39,717,000 of the net proceeds was deposited in an interest/dividend-bearing trust fund (‘‘Trust fund’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust fund, funds will only be invested in United States ‘‘government

CHINA OPPORTUNITY ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL Statements

securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 and December 31, 2007 balance sheets.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,500,000 initial shares outstanding throughout the period from August 7, 2006 (inception) to March 26, 2007 and 7,500,000 common shares outstanding after the effective date of the offering on March 26, 2007 and 8,400,000 after the exercise of the underwriters option. Net income per share subject to possible conversion is calculated by dividing accretion of trust fund relating to common stock subject to possible conversion by 2,759,310 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the

CHINA OPPORTUNITY ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL Statements

issuance of common stock that then shared in the earnings of the entity. At March 31, 2008 and March 31, 2007, there were no such potentially dilutive securities.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with current year presentation. Such reclassifications had no effect on prior reported net income.

Recent new accounting pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, ‘‘Fair Value Measurements’’ (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, ‘‘Effective Date of FASB Statement No. 157’’, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CHINA OPPORTUNITY ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL Statements

The Company evaluated its financial assets (cash equivalents) and they are all measured at their carrying value. The Company has no financial assets (cash equivalents) measured at fair value on a recurring basis as of March 31, 2008 in accordance with SFAS 157.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Please refer to Company’s latest shareholders’ annual report Form 10-KSB for other new accounting pronouncements.

3.    Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (‘‘Units’’) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 upon the completion of a Business Combination expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBird Capital, Inc., the representative of the underwriters in the Offering (‘‘Representative’’), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (‘‘Option’’), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised on a ‘‘cashless’’ basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

CHINA OPPORTUNITY ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL Statements

4.    Commitments

The Company occupies office space provided by an affiliate of the Company’s Chairman of the Board and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $22,500 and $2,903 for the three months ended March 31, 2008 and 2007 respectively.

Pursuant to an agreement between Company and the Representative, underwriting fees of approximately $414,000 due to the underwriters of the Company’s initial public offering have been deferred and are payable to the underwriters only upon completion of a Business Combination. Management has concluded that since the primary business objective of the Company is to complete a business combination, it would be appropriate to reflect these deferred underwriting fees as an accounting estimate at the time of the initial public offering. However, there can be no assurance the Company will be successful in completing a business combination. In the event the Company has not completed a business combination by March 20, 2009, the Company will reverse the deferred underwriters’ fees payable against additional paid-in capital.

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

The Representative has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $360,000. Additionally, the Company paid the fees and issued the securities to the underwriters in the Offering as described in Note 3 above.

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

6.    Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, of which 8,400,000 were issued and outstanding as of March 31, 2008, including 2,759,310 common shares subject to possible conversion.

In connection with the issuance of 2,759,310 common shares subject to possible conversion, the Company has recorded the proceeds related to these shares in accordance with EITF Topic D-98.

The following is a summary of activity related to these shares:

Proceeds received related to the sale of 2,759,310 shares subject to possible redemption	$15,882,828
Accretion of trust fund income related to possible redeemable shares	432,795
Balance at March 31, 2008	$16,315,623

At March 31, 2008, 17,866,667 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

7.    Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

A provision of $18,850 was made for state and local taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, the Company generated a net operating loss of approximately $78,704 for the period for federal income tax purposes. Since inception, the Company has incurred a cumulative net operating loss for federal tax purposes of approximately $411,186. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware of $11,150 are included in general and administrative expenses.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘expect’’, ‘‘estimate’’, ‘‘anticipate’’, ‘‘continue’’, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties. Many of such risks and others are more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

Overview

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

Results of Operations

For the three months ended March 31, 2008, we had a net income of $184,201 derived from dividend and interest income of $263,822 offset by $9,174 in travel and entertainment expenses, $22,500 for management fees, $5,700 for accounting and legal fees, $11,150 for state franchise taxes, $8,039 for directors and officers insurance, $4,208 for other operating expenses, primarily stock transfer fees and $18,850 in state income taxes.

For the three months ended March 31, 2007, we had a net loss of $864 derived from dividend and interest income of $17,518 offset by $189 in travel and entertainment expenses, $2,903 for management fees, $10,763 for state franchise taxes, and $ 4,527 for other operating expenses, trustee escrow fees.

For the period from August 7, 2006 (inception) to March 31, 2008, we had a net income of $919,478 derived from dividend and interest income of $1,339,113 offset by $69,662 in travel and entertainment expenses, $92,903 for management fees, $53,315 for accounting and legal fees, $48,078 for state and local franchise taxes, $33,331 for directors and officers insurance, $12,976 for trustee and escrow fees, $1,594 for costs incurred in forming the company, $14,418 for other operating expenses, primarily stock transfer fees and $93,358 in state income taxes.

Financial Condition and Liquidity

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $452,960 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,929,040, of which $38,357,000 was deposited into the trust fund. In addition, all of the proceeds from the private sale of the warrants, $1,360,000 were deposited into the trust fund, for a total of $ 39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

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

We believe we will have sufficient available funds outside of the trust fund to operate through March 20, 2009, assuming that a business combination is not consummated during that time. On March 28, 2008, pursuant to the Trust Agreement, $250,000 was released to the Company to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From March 20, 2007 through March 20, 2009, we anticipate approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Edelson Technology Inc. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors and $170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on March 20, 2007 and ending upon the acquisition of a target business, we began incurring a fee from Edelson Technology Inc., an affiliate of Harry Edelson, our Chairman of the Board and Chief Executive Officer, of $7,500 per month for providing us with office space and certain general and administrative services.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to change in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4.    CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

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
Dated: May 13, 2008
/s/ Harry Edelson
Harry Edelson Chairman of the Board and Chief Executive Officer
/s/ Barry M. Shereck
Barry M. Shereck Chief Financial Officer