Form 10-Q
period 2008-06-30
China Opportunity Acquisition Corp.
filed 2008-08-08
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52355

China Opportunity Acquisition Corp.
(Exact Name of Registrant Issuer as Specified in Its Charter)

Delaware	20-5331360
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Tice Blvd., Woodcliff Lake, New Jersey 07677
(Address of Principal Executive Office)

201-930-9202
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of August 7, 2008, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)

Page
Part I: Financial Information:

Item 1- Financial Statements - June 30, 2008 and 2007 are unaudited

Balance Sheets	3

Statements of Income	4-5

Statements of Stockholders’ Equity	6

Statements of Cash Flows	7

Notes to Unaudited Condensed Financial Statements	8

Item 2 - Management’s Discussion and Analysis or Plan of Operation	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 - Controls and Procedures	17

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 - Exhibits	18

Signatures	19

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$191,549	$256,253
Prepaid expenses	69,651	24,458

Total current assets	261,200	280,711

Cash held in trust	40,995,551	40,786,353

Total assets	$41,256,751	$41,067,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,991	$33,141
Taxes payable	49,433	109,494
Deferred underwriters’ fees	414,000	414,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,394,121	16,310,462

Total current liabilities	16,868,545	16,867,097

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	--	--
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 5,640,690 shares (excluding 2,759,310 shares subject to possible redemption)	564	564
Additional paid-in capital	23,380,467	23,464,126
Retained earnings accumulated during the development stage	1,007,175	735,277

Total stockholders’ equity	24,388,206	24,199,967

Total liabilities and stockholders’ equity	$41,256,751	$41,067,064

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF INCOME

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Operating expenses:
General and administrative costs	$97,228	$89,567
Operating loss	(97,228)	(89,567)

Other Income:
Interest income	4	1,157
Interest on Trust Fund	196,294	355,697
Net income before provision for income taxes	99,070	267,287

Provision for income taxes	11,373	404

Net Income	87,697	266,883

Accretion of trust fund relating to common stock subject to possible conversion	78,498	142,243

Net income attributable to common stockholders	$9,199	$124,640

Weighted average shares outstanding subject to possible conversion	2,759,310	2,759,310
Basic and diluted net income per share subject to possible conversion	$.03	$.05
Weighted average common shares outstanding (excluding shares subject to possible conversion)	5,640,690	5,640,690

Basic and diluted net income per share	$.00	$.02

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF INCOME

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from August 7, 2006 (inception) to June 30, 2008

Operating expenses:
General and administrative costs	$157,999	$106,334	$423,505
Operating loss	(157,999)	(106,334)	(423,505)

Other Income:
Interest income	921	1,157	5,788
Interest on Trust Fund	459,199	373,215	1,528,552
Other income	--	--	1,071
Net income before provision for income taxes	302,121	268,038	1,111,906

Provision for income taxes	30,223	2,019	104,731

Net Income	271,898	266,019	1,007,175

Accretion of trust fund relating to common stock subject to possible conversion	83,659	149,249	511,293

Net income attributable to common stockholders	$188,239	$116,779	$495,882

Weighted average shares outstanding subject to possible conversion	2,759,310	2,748,179
Basic and diluted net income per share subject to possible conversion	$.03	$.05
Weighted average common shares outstanding (excluding shares subject to possible conversion)	5,640,690	3,710,092

Basic and diluted net income per share	$.03	$.03

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Retained Earnings (Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$--	$25,000

Net Loss for the period ended December 31, 2006	--	--	--	(1,594)	(1,594)

Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406

Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	--	38,390,052

Proceeds from issuance of underwriters’ option	--	--	100	--	100

Proceeds subject to possible redemption of 2,759,310 shares	(2,759,310)	(276)	(15,882,552)	--	(15,882,828)

Sale of 2,266,667 warrants to initial stockholders	--	--	1,360,000	--	1,360,000

Accretion of trust fund relating to common stock subject to possible conversion	--	--	(427,634)	--	(427,634)

Net income for the year ended December 31, 2007	--	--	--	736,871	736,871

Balance, December 31, 2007	5,640,690	564	23,464,126	735,277	24,199,967

Net income for the period ended June 30, 2008 (Unaudited)				271,898	271,898

Accretion of trust fund relating to common stock subject to possible conversion			(83,659)		(83,658)

Balance, June 30, 2008 (Unaudited)	5,640,690	$564	$23,380,467	$1,007,175	$24,388,206

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from August 7, 2006 (inception) to June 30, 2008

Cash flow from operating activities
Net income	$271,898	$266,019	$1,007,175
Adjustments to reconcile net income to
net cash used by operating activities
Dividend income earned on funds held in trust	(459,198)	(373,215)	(1,528,552)
(Increase) / decrease in prepaid expenses	(45,193)	(41,352)	(69,650)
Increase / (decrease) in accounts payable and accrued expense	(22,150)	22,732	7,710
Increase (decrease) in taxes payable	(60,061)	--	49,433

Net cash used by operating activities	(314,704)	(125,816)	(533,884)

Cash flows from investing activities
Payments to trust fund	--	(42,760,000)	(42,760,000)
Withdrawals from trust fund	250,000	3,043,000	3,293,000

Net cash provided (used) by investing activities	250,000	(39,717,000)	(39,467,000

Cash flows from financing activities
Proceeds from sale of common shares to initial stockholders	--	--	25,000
Gross proceeds from public offering	--	41,400,000	41,400,000
Proceeds from underwriters’ purchase option	--	100	100
Repayment of note payable, stockholder	--	(125,000)	(125,000)
Proceeds from note payable, stockholder	--	--	125,000
Proceeds from issuance of insider warrants	--	1,360,000	1,360,000
Deferred costs associated with public offering	--	--	(121,707)
Payment of costs of public offering	--	(2,470,960)	(2,470,960)

Net cash provided by financing activities	--	40,164,140	40,192,433

Net (decrease) increase in cash and cash equivalents	(64,704)	321,324	191,549

Cash and cash equivalents at beginning of period	256,253	26,699	--

Cash and cash equivalents at end of period	$191,549	$348,023	$191,549

Supplemental schedule of non-cash financing activity:
Fair value of underwriter purchase option included in offering costs	$--	$2,259,000	$2,259,000
Increase (decrease) in accrual of offering costs	$--	$(17,719)	$3,281
Reclass deferred offering cost to additional paid-in capital	$--	$121,707	$121,707
Deferred underwriters’ fees	$--	$414,000	$414,000
Accretion of trust fund relating to common stock subject to possible conversion	$83,659	$149,249	$511,293

Cash paid for income taxes:	$109,286	$2,090	$111,376

See accompanying notes to unaudited condensed financial statements

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report Form 10KSB filed on March 26, 2008.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the six month periods ended June 30, 2008 and 2007 are of a normal, recurring nature. These results are not necessary indicative of the results of operations for an entire year.

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through June 30, 2008, is related to the Company's formation and preparation for and consummation of the Offering as defined below. The Company has selected December 31 as its fiscal year end.

2. Significant Accounting Policies

Organization and Business Operations

China Opportunity Acquisition Corp. (a Corporation in the development stage) (the “Company”) was incorporated in Delaware on August 7, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

All activity from August 7, 2006 (inception) through March 26, 2007 relates to the Company’s formation and initial public offering described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘SFAS”) No. 7. Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective March 20, 2007. The Company consummated the offering on March 26, 2007 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there can be no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $39,717,000 of the net proceeds was deposited in an interest/dividend-bearing trust fund (“Trust fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust fund, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2008 and December 31, 2007 balance sheets.

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

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,500,000 initial shares outstanding throughout the period from August 7, 2006 (inception) to March 26, 2007 and 7,500,000 common shares outstanding after the effective date of the offering on March 26, 2007 and 8,400,000 after the exercise of the underwriters’ option. Net income per share subject to possible conversion is calculated by dividing accretion of trust fund relating to common stock subject to possible conversion by 2,759,310 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At June 30, 2008 and June 30, 2007, there were no such potentially dilutive securities.

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

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1—Quoted prices in active markets for identical assets or liabilities.

• Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company evaluated its financial assets (cash equivalents) and they are all measured at their carrying value. The Company has no financial assets (cash equivalents) measured at fair value on a recurring basis as of June 30, 2008 in accordance with SFAS 157.

The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Please refer to Company’s latest shareholders’ annual report Form 10-KSB for other new accounting pronouncements.

3. Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (“Units”) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 upon the completion of a Business Combination expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised on a "cashless" basis, at the holder's option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

4. Commitments

The Company occupies office space provided by an affiliate of the Company’s Chairman of the Board and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $45,000 and $25,403 for the six months ended June 30, 2008 and 2007 respectively.

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

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

6. Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, of which 8,400,000 were issued and outstanding as of June 30, 2008, including 2,759,310 common shares subject to possible conversion.

In connection with the issuance of 2,759,310 common shares subject to possible conversion, the Company has recorded the proceeds related to these shares in accordance with EITF Topic D-98.

The following is a summary of activity related to these shares:

Proceeds received related to the sale of 2,759,310 shares subject to possible redemption	$15,882,828

Accretion of trust fund income related to possible redeemable shares	511,293

Balance at June 30, 2008	$16,394,121

At June 30, 2008, 17,866,667 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

A provision of $30,223 was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, the Company generated a net operating loss of approximately $187,301 in the six months ended June 30, 2008 for federal income tax purposes. Since inception, the Company has incurred a cumulative net operating loss for federal tax purposes of approximately $521,377. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware for the six months ended June 30, 2008 of $20,775 are included in general and administrative expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties. Many of such risks and others are more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

Results of Operations

For the three months ended June 30, 2008, we had a net income of $87,697 derived from dividend and interest income of $196,298 offset by $13,804 in travel expenses, $22,500 for management fees, $35,124 for accounting, legal and consulting fees, $9,625 for state franchise taxes, $8,220 for directors and officers insurance, $7,955 for other operating expenses, primarily trustee and stock transfer fees and $11,373 in state income taxes.

For the three months ended June 30, 2007, we had a net income of $266,883 derived from dividend and interest income of $356,854 offset by $27,637 in travel expenses, $22,500 for management fees, $12,057 for accounting and legal fees, $9,280 for state franchise taxes, $8,672 for directors and officers insurance, $9,421 for other operating expenses, primarily trustee and stock transfer fees and $404 for state income taxes.

For the six months ended June 30, 2008, we had a net income of $271,898 derived from dividend and interest income of $460,120 offset by $22,978 in travel expenses, $45,000 for management fees, $40,824 for accounting, legal and consulting expenses, $20,775 for state franchise taxes, $16,259 for directors and officers insurance, $12,163 for other operating expenses, primarily trustee and stock transfer fees and $30,223 for state income taxes.

For the six months ended June 30, 2007, we had a net income of $266,019 derived from dividend and interest income of $374,372 offset by $27,826 in travel expenses, $25,403 for management fees, $12,057 for accounting and legal fees, $18,428 for state and local franchise taxes, $8,672 for directors and officers insurance, $13,948 for other operating expenses, primarily trustee and stock transfer fees and $2,019 for state income taxes.

For the period from August 7, 2006 (inception) to June 30, 2008, we had a net income of $1,007,175 derived from dividend and interest income of $1,534,340 and $1,071 of other income offset by $83,466 in travel expenses, $115,403 for management fees, $88,439 for accounting, legal and consulting fees, $57,703 for state and local franchise taxes, $41,551 for directors and officers insurance, $1,594 for costs incurred in forming the company, $35,349 for other operating expenses, primarily trustee and stock transfer fees and $104,731 in state income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA OPPORTUNITY ACQUISITION CORP.

Dated: August 7, 2008	/s/ Harry Edelson Harry Edelson Chairman of the Board and Chief Executive Officer /s/ Barry M. Shereck Barry M. Shereck Chief Financial Officer