Form 10-Q
period 2008-09-30
China Opportunity Acquisition Corp.
filed 2008-11-14
CIK 1374061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)

Page
Part I: Financial Information:

Item 1 – Financial Statements - September 30, 2008 and 2007 are unaudited

Balance Sheets	3

Statements of Income	4-5

Statements of Stockholders’ Equity	6

Statements of Cash Flows	7

Notes to Unaudited Condensed Financial Statements	8

Item 2 – Management’s Discussion and Analysis or Plan of Operation	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 – Controls and Procedures	18

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6 – Exhibits	20

Signatures	21

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70,903	$256,253
Prepaid expenses.	104,676	24,458
Deferred acquisition costs	109,236	—

Total current assets	284,815	280,711

Cash held in trust	41,220,226	40,786,353

Total assets	$41,505,041	$41,067,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$89,642	$33,141
Taxes payable	74,936	109,494
Deferred underwriters’ fees	414,000	414,000
Common stock, subject to possible redemption, 2,759,310 shares at redemption value	16,483,968	16,310,462

Total current liabilities	17,062,546	16,867,097

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value. Authorized 30,000,000 shares; issued and outstanding 5,640,690 shares (excluding 2,759,310 shares subject to possible redemption) ..	564	564
Additional paid-in capital	23,290,620	23,464,126
Retained earnings accumulated during the development stage	1,151,311	735,277

Total stockholders’ equity	24,442,495	24,199,967

Total liabilities and stockholders’ equity ..	$41,505,041	$41,067,064

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF INCOME

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Operating expenses:
General and administrative costs	$64,666	$67,265
Operating loss	(64,666)	(67,265)

Other Income:
Interest income	5	2,032
Interest on Trust Fund	224,675	357,866
Other income	—	1,071
Net income before provision for income taxes	160,014	293,704

Provision for income taxes	15,878	—

Net Income	144,136	293,704

Accretion of trust fund relating to common stock subject to possible conversion	89,847	143,111

Net income attributable to common stockholders	$54,289	$150,593

Weighted average shares outstanding subject to possible conversion	2,759,310	2,759,310
Basic and diluted net income per share subject to possible conversion	$.03	$.05
Weighted average common shares outstanding (excluding shares subject to possible conversion)	5,640,690	5,640,690

Basic and diluted net income per share	$.01	$.03

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF INCOME

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period from August 7, 2006 (inception) to September 30, 2008

Operating expenses:
General and administrative costs	$222,665	$175,618	$488,171
Operating loss	(222,665)	(175,618)	(488,171)

Other Income:
Interest income	926	3,189	5,793
Interest on Trust Fund	683,874	731,081	1,753,227
Other income	—	1,071	1,071
Net income before provision for income taxes	462,135	559,723	1,271,920

Provision for income taxes	46,101	—	120,609

Net Income	416,034	559,723	1,151,311

Accretion of trust fund relating to common stock subject to possible conversion	173,506	292,359	601,140

Net income attributable to common stockholders	$242,528	$267,364	$550,171

Weighted average shares outstanding subject to possible conversion	2,759,310	2,753,597
Basic and diluted net income per share subject to possible conversion	$.06	$.11
Weighted average common shares outstanding (excluding shares subject to possible conversion)	5,640,690	4,360,696

Basic and diluted net income per share	$.04	$.06

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Retained Earnings (Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	capital	Stage	Equity

Common shares issued August 7, 2006 at $.0167 per share	1,500,000	$150	$24,850	$—	$25,000

Net Loss for the period ended December 31, 2006	—	—	—	(1,594)	(1,594)

Balance at December 31, 2006	1,500,000	150	24,850	(1,594)	23,406

Sale of 6,900,000 units at $6.00 per share, net of underwriters’ discount and offering expenses (2,759,310 shares subject to possible redemption)	6,900,000	690	38,389,362	—	38,390,052

Proceeds from issuance of underwriters’ option	—	—	100	—	100

Proceeds subject to possible redemption of 2,759,310 shares	(2,759,310)	(276)	(15,882,552)	—	(15,882,828)

Sale of 2,266,667 warrants to initial stockholders	—	—	1,360,000	—	1,360,000

Accretion of trust fund relating to common stock subject to possible conversion	—	—	(427,634)	—	(427,634)

Net income for the year ended December 31, 2007	—	—	—	736,871	736,871

Balance, December 31, 2007	5,640,690	564	23,464,126	735,277	24,199,967

Net income for the period ended September 30, 2008 (Unaudited)				416,034	416,034

Accretion of trust fund relating to common stock subject to possible conversion			(173,506)		(173,506)

Balance, September 30, 2008 (Unaudited)	5,640,690	$564	$23,290,620	$1,151,311	$24,442,495

See accompanying notes to unaudited condensed financial statements.

CHINA OPPORTUNITY ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period from August 7, 2006 (inception) to September 30, 2008

Cash flow from operating activities
Net income	$416,034	$559,723	$1,151,311
Adjustments to reconcile net income to net cash used by operating activities
Dividend income earned on funds held in trust	(683,874)	(731,081)	(1,753,227)
(Increase) / decrease in prepaid expenses	(80,217)	(32,768)	(104,675)

Increase / (decrease) in accounts payable and accrued expense	56,501	43,237	86,361
Increase (decrease) in taxes payable	(34,558)	—	74,936

Net cash used by operating activities	(326,114)	(160,889)	(545,294)

Cash flows from investing activities
Payments to trust fund	—	(42,760,000)	(42,760,000)
(Increase) / decrease in deferred acquisition costs	(109,236)	—	(109,236)
Withdrawals from trust fund	250,000	3,043,000	3,293,000

Net cash provided (used) by investing activities	140,764	(39,717,000)	(39,576,236)

Cash flows from financing activities
Proceeds from sale of common shares to initial stockholders	—	—	25,000
Gross proceeds from public offering	—	41,400,000	41,400,000
Proceeds from underwriters’ purchase option	—	100	100
Repayment of note payable, stockholder	—	(125,000)	(125,000)
Proceeds from note payable, stockholder	—	—	125,000
Proceeds from issuance of insider warrants	—	1,360,000	1,360,000
Deferred costs associated with public offering	—	—	(121,707)
Payment of costs of public offering	—	(2,470,960)	(2,470,960)

Net cash provided by financing activities	—	40,164,140	40,192,433

Net (decrease) increase in cash and cash equivalents	(185,350)	286,251	70,903

Cash and cash equivalents at beginning of period	256,253	26,699	—

Cash and cash equivalents at end of period	$70,903	$312,950	$70,903

Supplemental schedule of non-cash financing activity:
Fair value of underwriter purchase option included in offering costs	$—	$2,259,000	$2,259,000
Increase (decrease) in accrual of offering costs	$—	$(17,719)	$3,281
Reclass deferred offering cost to additional paid-in capital	$—	$121,707	$121,707
Deferred underwriters’ fees	$—	$414,000	$414,000
Accretion of trust fund relating to common stock subject to possible conversion	$173,506	$292,359	$601,140

Cash paid for income taxes:	$138,525	$2,090	$140,615

See accompanying notes to unaudited condensed financial statements

1. Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report Form 10KSB filed on March 26, 2008.

All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments made during the nine month periods ended September 30, 2008 and 2007 are of a normal, recurring nature. These results are not necessarily indicative of the results of operations for an entire year.

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through September 30, 2008 is related to the Company's formation and preparation for and consummation of the Offering as defined below and merger with, or acquisition of, an operating company with substantially all of its operations in the People’s Republic of China. The Company has selected December 31 as its fiscal year end.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust fund, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering, plus interest or dividend income earned (39.99% of the amount held in the Trust fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2008 and December 31, 2007 balance sheets.

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

We have identified a target business and have had extensive negotiations. Due to the additional costs with respect to these negotiations, we may have insufficient available funds outside of the trust fund to operate through March 20, 2009 and to complete the transaction as mentioned above, assuming that the transaction is consummated before March 20, 2009. However, the management has committed to raising additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination.

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Net income per common share

Basic income per share is computed by dividing net income applicable to common stock not subject to conversion by the weighted average common shares not subject to conversion outstanding during the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,500,000 initial shares outstanding throughout the period from August 7, 2006 (inception) to March 26, 2007 and 7,500,000 common shares outstanding after the effective date of the offering on March 26, 2007 and 8,400,000 after the exercise of the underwriters’ option. Net income per share subject to possible conversion is calculated by dividing accretion of trust fund relating to common stock subject to possible conversion by 2,759,310 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At September 30, 2008 and 2007, there were no such potentially dilutive securities.

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

Concentration of credit risk

The funds held in the trust account were deposited with Merrill Lynch & Co., Inc. Such funds have been continuously held by Merrill Lynch & Co., Inc. and are currently invested in an institutional tax-exempt fund managed by BlackRock Investment Advisors. The funds are held in a 2a-7 registered institutional money market fund that qualifies under the federal government’s Temporary Guarantee Program and is fully insured through December 18, 2008It is unknown at this time if the insurance will be extended.

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

The Company evaluated its financial assets (cash equivalents) and they are all measured at their carrying value. The Company has no financial assets (cash equivalents) measured at fair value on a recurring basis as of September 30, 2008 in accordance with SFAS 157.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

China Opportunity Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Initial Public Offering

On March 26, 2007, the Company sold 6,000,000 units (“Units”) in the Offering. On March 29, 2007, the Company consummated the closing of an additional 900,000 Units which were subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 upon the completion of a Business Combination expiring March 19, 2011. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBird Capital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 600,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $2,259,000 ($3.77 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75%, (2) risk-free interest rate of 4.8% and (3) expected life of 5 years. The Option may be exercised on a "cashless" basis, at the holder's option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

4. Commitments

The Company occupies office space provided by an affiliate of the Company’s Chairman of the Board and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing March 20, 2007. The Company paid the affiliate $67,500 and $47,903 for the nine months ended September 30, 2008 and 2007 respectively.

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

6. Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, of which 8,400,000 were issued and outstanding as of September 30, 2008, including 2,759,310 common shares subject to possible conversion.

In connection with the issuance of 2,759,310 common shares subject to possible conversion, the Company has recorded the proceeds related to these shares in accordance with EITF Topic D-98.

The following is a summary of activity related to these shares:

Proceeds received related to the sale of 2,759,310 shares subject to possible redemption	$15,882,828
Accretion of trust fund income related to possible redeemable shares	601,140

Balance at September 30, 2008	$16,483,968

At September 30, 2008, 17,866,667 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

A provision of $46,101 was made for state and local income taxes. Since the majority of the Company’s interest income is not subject to federal income taxes, the Company generated a net operating loss of approximately $267,840 in the nine months ended September 30, 2008 for federal income tax purposes. Since inception, the Company has incurred a cumulative net operating loss for federal tax purposes of approximately $601,916. A full valuation allowance was made for the resulting deferred tax asset, as it is uncertain if and when the Company will be able to utilize this net operating loss.

Franchise taxes incurred in the State of Delaware for the nine months ended September 30, 2008 of $30,400 are included in general and administrative expenses.

8. Subsequent Event

On November 12, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Golden Green Enterprises Limited (“BVICo”), Wealth Rainbow Development Limited (“HKCo”), which is a wholly owned subsidiary of BVICo, Henan Green Complex Materials Co., Ltd (“Ge Rui), which is a wholly owned subsidiary of HKCo, and the three current shareholders of BVICo. The Merger Agreement provides for (i) the merger of the Company into BVICo, with BVICo being the surviving entity of the merger and (ii) the holders of the Company’s securities to receive like securities of BVICo, on a one-to-one basis, in exchange for their existing securities. Immediately prior to the merger, the current shareholders of BVICo will own 30,000,000 BVICo ordinary shares, which they will continue to own after the merger is consummated. The current shareholders of BVICo will also be entitled to be issued 1,000,000 BVICo ordinary shares for each of the years ending on December 31, 2009, 2010 and 2011 in which BVICo has net after tax income that equals or exceeds the target specified for such year in the Merger Agreement ($45 million, $60 million and $80 million, respectively). In addition, if at least 75% of the warrants that BVICo will issue to the public holders of the Company’s current warrants are exercised, the current BVICo shareholders will be entitled to an aggregate cash payment of $5 million. The merger is subject to stockholder approval as described in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties. Many of such risks and others are more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Our actual results could differ materially from the results expressed in, or implied by, such forward-looking statements.

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

Recent Developments

On November 12, 2008, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”) with Golden Green Enterprises Limited (“BVICo”), Wealth Rainbow Development Limited (“HKCo”), which is a wholly owned subsidiary of BVICo, Henan Green Complex Materials Co., Ltd (“Ge Rui), which is a wholly owned subsidiary of HKCo, and our company into BVICo, with BVICo being the surviving entity of the merger and (ii) the holders of our securities to receive like securities of BVICo, on a one-to-one basis, in exchange for their existing securities. Immediately prior to the merger, the current shareholders of BVICo will own 30,000,000 BVICo ordinary shares, which they will continue to own after the merger is consummated. The current shareholders of BVICo will also be entitled to be issued 1,000,000 BVICo ordinary shares for each of the years ending on December 31, 2009, 2010 and 2011 in which BVICo has net after tax income that equals or exceeds the target specified for such year in the Merger Agreement ($45 million, $60 million and $80 million, respectively). In addition, if at least 75% of the warrants that BVICo will issue to the public holders of our current warrants are exercised, the current BVICo shareholders will be entitled to an aggregate cash payment of $5 million.

Ge Rui is a leading private manufacturer of cold-rolled specialty steel products in China. It utilizes a variety of processes and technological methodologies to convert steel manufactured by third parties into thin steel sheet and plates. Its products are focused predominantly on high-end, value added finished steel products and are sold entirely to companies within China.

For a complete discussion of our proposed business combination, see our Current Report on Form 8-K dated November 12, 2008 and filed with the SEC on November 14, 2008 and our Registration Statement on Form S-4 filed with the SEC on November 12, 2008.

Results of Operations

For the three months ended September 30, 2008, we had a net income of $144,136 derived from dividend and interest income of $224,680 offset by $6,384 in travel expenses, $22,500 for management fees, $14,898 for accounting, legal and consulting fees, $9,625 for state franchise taxes, $8,314 for directors and officers insurance, $2,945 for other operating expenses, primarily stock transfer fees and $15,878 in state income taxes.

For the three months ended September 30, 2007, we had a net income of $293,704 derived from dividend and interest income of $359,898 and other income of $1,071 offset by $16,905 in travel expenses, $22,500 for management fees, $7,318 for accounting and legal fees, $9,250 for state franchise taxes, $8,310 for directors and officers insurance and $2,982 for other operating expenses, primarily stock transfer fees.

For the nine months ended September 30, 2008, we had a net income of $416,034 derived from dividend and interest income of $684,800 offset by $29,362 in travel expenses, $67,500 for management fees, $55,722 for accounting, legal and consulting expenses, $30,400 for state franchise taxes, $24,573 for directors and officers insurance, $15,108 for other operating expenses, primarily trustee and stock transfer fees and 46,101 for state income taxes.

For the nine months ended September 30, 2007, we had a net income of $559,723 derived from dividend and interest income of $734,270 and other income of $1,071 offset by $44,731 in travel expenses, $47,903 for management fees, $19,375 for accounting and legal fees, $27,678 for state and local franchise taxes, $16,982 for directors and officers insurance, $16,930 for other operating expenses, primarily trustee and stock transfer fees and $2,019 for state income taxes.

For the period from August 7, 2006 (inception) to September 30, 2008, we had a net income of $1,151,311 derived from dividend and interest income of $1,759,020 and $1,071 of other income offset by $89,850 in travel expenses, $137,903 for management fees, $103,337 for accounting, legal and consulting fees, $67,328 for state and local franchise taxes, $49,865 for directors and officers insurance, $1,594 for costs incurred in forming the company, $38,294 for other operating expenses, primarily trustee and stock transfer fees and $120,609 in state income taxes.

Financial Condition and Liquidity

We consummated our initial public offering on March 26, 2007. On March 29, 2007, we consummated the closing of an additional 900,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,018,000 in underwriting discounts and commissions (after deferring $414,000), and approximately $452,960 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,929,040, of which $38,357,000 was deposited into the trust fund held by Merrill Lynch & Co., Inc. In addition, all of the proceeds from the private sale of the warrants, $1,360,000 were deposited into the trust fund, for a total of $ 39,717,000 held in trust (or approximately $5.76 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We have identified a target business and have had extensive negotiations. However, the merger has not been finalized.

On March 28, 2008, pursuant to the Trust Agreement, $250,000 was released to the Company to fund expenses related to investigating and selecting a target business, income and other taxes and our other working capital requirements. From March 20, 2007 through March 20, 2009, we anticipate approximately $250,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Edelson Technology Inc. ($7,500 per month for 24 months), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors and $170,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $50,000 for director and officer liability insurance premiums. We may have insufficient available funds outside of the trust fund to operate through March 20, 2009 and to complete the transaction as mentioned above, assuming that the business combination is consummated before March 20, 2009. However, management has committed to raising additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: November 14, 2008

/s/ Harry Edelson
Harry Edelson
Chairman of the Board and Chief Executive Officer

/s/ Barry M. Shereck
Barry M. Shereck
Chief Financial Officer